Form 10QSB
period 1996-06-30
GREATER ROME BANCSHARES INC
filed 1996-08-07
CIK 928484

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-QSB

(Mark One)

   X        Quarterly report under Section 13 or 15(d) of the Securities
  ----
            of 1934 For the quarterly period ended June 30, 1996
                                                   -------------
  ----      Transition report under Section 13 or 15(d) of the Exchange Act
            For the transition period from _______________ to ________________

                         Commission File No.  33-82858

                         GREATER ROME BANCSHARES, INC.
                         -----------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)

         Georgia                                       58-2117940
         -------                                       ----------
  (State of Incorporation)               (I.R.S. Employer Identification No.)

       P.O. Box 5271, 1490 Martha Berry Blvd., Rome, Georgia 30162-5271
       ----------------------------------------------------------------
                   (Address of Principal Executive Offices)

                                (706) 295-9300
                                --------------
               (Issuer's Telephone Number, Including Area Code)

                                Not Applicable
                                --------------
 (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---    ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Seven hundred thousand shares of common stock, $.01 par value per share, were issued and outstanding as of July 25, 1996.

     Transitional Small Business Disclosure Format (check one):
 Yes     No  X
    ---     ---

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

The financial statements of Greater Rome Bancshares, Inc. (the "Company") are set forth on the following pages.

                         GREATER ROME BANCSHARES, INC.

                                 Balance Sheet
                                   Unaudited
                      June 30, 1996 and December 31, 1995

                                    Assets
                                    ------

                                                     June 30,           December 31,
                                                       1996                1995
                                                       ----                ----
Cash                                               $   379,637.85         13,506.29
Interest-bearing deposits with other banks           2,880,000.00      5,410,000.00
   Cash and cash equivalents                         3,259,637.85      5,423,506.29
                                                   --------------      ------------

Investment securities available for sale               495,684.26                 -

Investment securities held to maturity               4,247,901.34      1,000,000.00
   (market value $4,099,354 and $1,000,000,
   respectively)
Loans,  (net of unearned income of $26,318.37)       6,170,284.64                -
Allowance for loan losses                              (30,407.00)               -
   Net loans                                         6,139,877.64                -
                                                   --------------      ------------

Premises and equipment, at cost less depreciation      775,526.50        375,693.95
Organization costs                                      52,528.45         53,571.77
Other assets                                           178,464.57          9,579.16
                                                   --------------      ------------
                                                   $15,149,620.61      6,862,351.17
                                                   ==============      ============

                    Liabilities and Stockholder's Equity
                    ------------------------------------

Non-interest bearing deposits                      $ 1,745,535.10                -
Interest bearing deposits                            6,791,320.28                -
                                                   --------------      ------------
   Total deposits                                    8,536,855.38                -

Other liabilities                                       46,701.98         89,579.53
                                                   --------------      ------------
      Total liabilities                              8,583,557.36         89,579.53
                                                   --------------      ------------

Commitments

Stockholder's equity:
   Preferred stock, par value $1.00 per share;
      100,000 shares authorized; no shares
       issued or outstanding
   Common stock, par value $.01 per share;
       10,000,000 shares authorized; 700,000
       shares issued and outstanding                     7,000.00          7,000.00
   Additional paid-in capital                        6,930,117.20      6,930,117.20
   Deficit                                            (371,053.95)      (164,345.56)
                                                   --------------      ------------
      Total stockholder's equity                     6,566,063.25      6,772,771.64
                                                   --------------      ------------
                                                   $15,149,620.61      6,862,351.17
                                                   ==============      ============


                         GREATER ROME BANCSHARES, INC.

                            Statement of Operations
                                   Unaudited
       For the Six Months and Three Months Ended June 30, 1996 and 1995

                                      Six Months        Six Months          Three Months    Three Months
                                         Ended             Ended                Ended           Ended
                                     June 30, 1996     June 30, 1995        June 30, 1995   June 30, 1995
                                     -------------     -------------        -------------   -------------
Interest income on:
  Interest bearing deposits           $ 103,806.52                -             49,660.30              -
  Investment securities                 110,910.52                -             65,221.23              -
  Loans, including fees                  99,918.12                -             92,846.68              -
                                     -------------     -------------        -------------   -------------
    Total interest income               314,635.16                -            207,728.21              -
                                     -------------     -------------        -------------   -------------
Interest expense on:
  Interest bearing deposits              56,281.56                -             50,391.18               -
  Other borrowings                               -         7,992.01                     -        4,374.76
                                     -------------     -------------        -------------   -------------
    Total interest expense               56,281.56          7,992.01            50,391.18        4,374.76
                                     -------------     -------------        -------------   -------------

    Net interest income (expense)       258,353.60         (7,992.01)          157,337.03       (4,374.76)
Provision for loan losses                30,407.00                 -            25,326.00               -
                                     -------------     -------------        -------------   -------------
    Net interest income after
       provision                        227,946.60         (7,992.01)          132,011.03       (4,374.76)
                                     -------------     -------------        -------------   -------------

Non-interest income                       9,209.52                 -             8,977.84               -
                                     -------------     -------------        -------------   -------------

Salaries and employee benefits          235,109.51         34,398.55           128,649.04       17,744.04
Occupancy and equipment expense          68,689.51          4,451.61            46,386.23        1,393.39
Other operating                         140,065.49         39,966.24            88,219.57       30,803.00
                                     -------------     -------------        -------------   -------------
    Total non-interest expenses         443,864.51         78,816.40            63,254.84       49,940.43
                                     -------------     -------------        -------------   -------------

     Net loss                         $ 206,708.39         86,808.41           122,265.97       54,315.19
                                     =============     =============        =============   =============

    Net loss per common share         $       0.30              0.12                 0.17            0.08
                                     =============     =============        =============   =============


                         GREATER ROME BANCSHARES, INC.

                            Statement of Cash Flows
                                   Unaudited
                For the Six Months Ended June 30, 1996 and 1995

                                                                Six Months          Six Months
                                                                 Ended                Ended
                                                              June 30, 1996        June 30, 1995
                                                              -------------        -------------
Cash flows from operating activities:
   Net loss                                                $   (206,708.39)          (86,808.41)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Increase (decrease) in other liabilities                  (42,877.55)              550.12
      Increase in other assets                                 (173,885.41)                   -
      Depreciation and amortization                              26,005.36                    -
      Provision for loan losses                                  30,407.00                    -
                                                           ---------------       --------------
      Net cash used in operating activities                    (367,058.99)          (86,258.29)
                                                           ---------------       --------------

Cash flows from investing activities:
   Purchase of securities available for sale                   (495,684.26)                   -
   Purchase of securities held to maturity                   (3,247,901.34)                   -
   Increase in investment in loans                           (6,170,284.64)                   -
   Purchases of premises and equipment                         (419,794.59)          (98,175.40)
   Deferred offering expenses                                            -            (5,000.00)
                                                           ---------------       --------------

      Net cash used in investing activities                 (10,333,664.83)         (103,175.40)
                                                           ---------------       --------------

Cash flows from financing activities:
   Increase in deposits                                       8,536,855.38                    -
   Proceeds from lines of credit                                         -           183,675.40

      Net cash provided by financing activities               8,536,855.38           183,675.40
                                                           ---------------       --------------

Net increase (decrease) in cash and cash equivalents         (2,163,868.44)           (5,758.29)

Cash and cash equivalents at beginning of period              5,423,506.29             7,410.98
                                                           ---------------       --------------

Cashand cash equivalents at end of period                  $  3,259,637.85             1,652.69
                                                           ===============        =============

Supplemental cash flow information:
   Cash paid for interest                                  $     44,684.43             9,495.23

   Cash received from interest                             $    167,194.40                    -



                         GREATER ROME BANCSHARES, INC.
                         Notes to Financial Statements
                                Unaudited

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Greater Rome Bancshares, Inc. (the "Company") was incorporated for the purpose of becoming a bank holding company. On November 17, 1995, the Company acquired 100% of the outstanding common stock of Greater Rome Bank (the "Bank"), which operates in the Rome/Floyd County areas.

Operations through December 31, 1995 relate primarily to expenditures for incorporating and organizing the Company.

On February 26, 1996, the Bank opened for business to serve the Rome/Floyd County area as a commercial bank. The Bank is chartered and regulated by the State of Georgia Department of Banking and Finance and is insured by and subject to regulation by the Federal Deposit Insurance Corporation.

The Company raised $7,000,000 through a public offering of its common stock at $10 per share and capitalized the Bank by investing $6,500,000 in its common stock during the fourth quarter of 1995. As of the balance sheet date, organizers owned 189,927 shares, representing 27.1% of the total outstanding shares.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and the Bank. All intercompany accounts and transactions have been eliminated in consolidation. The financial statements of the Company through December 31, 1995 were presented as a Development Stage Corporation.

The accounting principles followed by the Company and its subsidiary, and the method of applying these principles, conform with generally accepted accounting principles (GAAP) and with general practices within the banking industry. In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and valuation allowances associated with the realization of deferred tax assets which are based on future taxable income.

CASH FLOWS
For purposes of reporting cash flows, cash consists of amounts due from banks that are not restricted as to their use and overnight interest-bearing deposits with other banks.

                         GREATER ROME BANCSHARES, INC.

                                  Unaudited

INVESTMENT SECURITIES

The Company classifies its securities in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for sale in the near term. Held to maturity securities are those securities for which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held to maturity are classified as available for sale. The Company's current investment policy prohibits trading activity.

Held to maturity securities are recorded at cost, adjusted for the amortization or accretion of premiums or discounts. Available for sale securities are recorded at fair value and unrealized holding gains and losses are recorded as a separate component of stockholders' equity. Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains or losses associated with transfers of securities from held to maturity to available for sale are recorded as a separate component of stockholders' equity.

A decline in the market value of any held to maturity investment below cost that is deemed other than temporary is charged to earnings and establishes a new cost basis for the security.

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to the yield. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation. Major additions and improvements are charged to the property accounts while replacements, maintenance and repairs which do not improve or extend the life of respective assets are expensed currently. When property is retired or otherwise disposed of, the cost and related accumulated depreciation are remove from the accounts and the resulting gain or loss, if any, is recognized. Depreciation expense is computed principally on the straight-line method over the estimated useful lives of the assets.

Depreciation expense is computed using the straight-line method over the following estimated useful lives:

     Land improvements                            1 - 20 years
     Building and improvements                   12 - 30 years
     Furniture, fixtures and equipment            3 - 12 years

ORGANIZATION COSTS

Costs incurred for the organization of the Company and the Bank (consisting principally of legal, accounting, consulting and incorporation fees) were capitalized and are being amortized over five years.

                         GREATER ROME BANCSHARES, INC.

                                   Unaudited

DEFERRED OFFERING EXPENSES
Costs incurred in connection with the stock offering, consisting of direct, incremental costs of the offering, were deferred and subsequently offset against the proceeds of the stock sale as a charge to additional paid-in capital.

PRE-OPENING EXPENSES
Costs incurred for salaries, overhead and other operating expenses are included in the respective periods' operating results.

NET LOSS PER COMMON SHARE
Net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. The periods ending June 30, 1995 are calculated assuming weighted outstanding shares for the period were 700,000, the number of shares outstanding upon the conclusion of the offering.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

On September 30, 1995, the Company concluded its offering by selling 700,000 shares of common stock at $10.00 per share. This provided the Company with $6,937,117 in capital after deducting deferred offering expenses of $62,883. Operations through December 31, 1995 related primarily to organizing the Company and pre-opening expenditures to prepare for opening the Bank. On February 26, 1996, the Bank opened for business to serve the Rome/Floyd County area as a commercial bank.

As of June 30, 1996, the Bank had concluded four full months of operations. Total deposits had grown to $8,536,855 and total loans had grown to $6,170,285. The Company had total assets of $15,149,621.

During the Bank's initial months of operations, management expects deposit growth to continue to exceed loan growth. The interest rates being paid on interest bearing deposits and the service charge rates for deposit services are comparable to local market rates. Management is making a concerted effort to develop quality loan business in the local market and to manage the deposit growth consistent with expected loan demand. At quarter end the Bank's loan to deposit ratio (a measure of earnings efficiency) was 72%, and the weighted average yield on loans was 9.89%. Management's current target for the loan to deposit ratio is 77%.

The deposit mix at June 30, 1996 was as follows: $1,745,399 (20% of total deposits) in non-interest bearing demand deposits; $1,289,506 (15% of total deposits) in interest checking accounts; $2,077,726 (25% of total deposits) in money market and savings accounts; and $3,426,079 (40% of total deposits) in time deposits. The weighted average cost of funds was 3.35%. As the Bank continues to grow, management expects the deposit mix to become more heavily weighted towards the higher costing time deposits, thus increasing the average cost of funds and reducing the Bank's net interest margin.

While the Bank continues to build its loan portfolio, excess funds are invested in short to intermediate term government and agency securities. At June 30, 1996, investment securities held to maturity were $4,247,901 with a market value of $4,099,354 and securities available for sale were $495,684. The weighted average yield on the securities portfolio was 6.29% and the weighted average life was 4.25 years. Interest bearing deposits (federal funds sold) with other banks were $2,880,000 with a weighted average yield of 5.04%. The current investment portfolio strategy is primarily to provide liquidity for funding loans and initial operating expenditures and secondarily for earnings enhancement. Accordingly, no investment securities have final maturities greater than five years and all are pledgeable to raise funding through secured borrowing or repurchase agreements.

Premises and equipment (net of depreciation) were $775,526 and consisted primarily of land and land improvement costs related to the site work for the new bank building and progress payments to the architect for the building plans and specifications. On April 1, 1996 the Bank entered into a contract to construct the new bank building for a price of $1,119,000. Construction of the new building began in April. It will provide approximately 9,000 square feet of office space from which the Bank will conduct all banking business. An estimated additional $280,000 will be spent on furniture, fixtures, security equipment and data processing equipment in 1996. The new facility is expected to be completed in October 1996. All of this investment will be funded internally by the Bank's own working capital. No borrowings for these capital improvements are anticipated.

The Company had an accumulated deficit of $371,054 as of June 30, 1996.   During
the first six months of 1996, the Company incurred a net loss of $206,708 compared to a net loss of $86,808 in the first half of 1995. The first half of

1996 reflected four full months of banking operations with 14 full-time employees and leased trailer facilities on the bank site, whereas the first half of 1995 reflected the costs associated with early stage development of the Company when it had no earning assets and only two employees.

Net interest income for the first half of 1996 was $258,354 ($157,337 in the second quarter) compared to net interest expense of $7,992 ($4,375 in the second quarter) for the same period in 1995. The Company had no earning assets in the first half of 1995. In the first half of 1995, its working capital came from lines of credit guaranteed by the Company's organizers. The 1995 interest expense was in connection with those lines. All working capital lines of credit
were paid off in November 1995.   The Company had interest expense on interest
bearing deposits of $56,282, in the first half of 1996, $50,391 of which was expensed in the second quarter. Total interest income in the first half of 1996 was $314,635 ($207,728 in the second quarter). Interest income on loans including fees were $99,918 in the first half of 1996, $92,846 of which was earned in the second quarter. Most of the loan interest income and deposit interest expense in the first half of 1996 occurred in the second quarter because the Bank did not open until February 26, 1996 and could not make loans or take deposits until then.

The provision for loan losses for the six months ended June 30, 1996 was $30,407 ($25,326 in the second quarter). Since the Bank's loan portfolio is only four months old, the Bank has no historical data about loan losses on its portfolio on which to base projections for future losses. Current loan quality analysis does not indicate potential loan losses. Until more substantial evidence about potential loan losses is developed, management believes the Bank should establish an allowance for loan losses that will approximate 1.5% to 2.0% of total loans. At June 30, 1996, the allowance for loan losses was $30,407, which represented .5% of total loans. Management expects the allowance for loan losses to reach the 1.5% level in the next 12 to 18 months.

Non-interest income for the six months ended June 30, 1996 was $9,209 ($8,978 in the second quarter). This consists of service charges on deposit accounts, miscellaneous service fees, the Bank's portion of credit life insurance premiums and mortgage fees.

Non-interest expense for the first half of 1996 was $443,864 ($263,255 in the second quarter) compared to $78,816 ($49,940 in the second quarter) for the same period in 1995. Salaries and benefits increased substantially when the Bank commenced operations in February 1996 with 14 employees compared to only 2 employees in the first half of 1995. Occupancy costs are up in 1996 with operations occurring in two mobile office units (approximately 2,600 square feet) while the permanent bank building is under construction. In 1995, one mobile office unit (approximately 600 square feet) was used for organizational efforts. Other operating expenses for the first six months increased from $39,966 in 1995 to $140,065 in 1996 and include many expenses that were not necessary in 1995, such as data processing services, business development, professional fees, postage, supplies and communications costs.

The Company does not expect to make a profit in its first two to three years of operations, while it establishes its position in the local market and builds its banking services infrastructure. Management continues to believe that the local market presents good opportunities for business development to support a growing and profitable community bank. Despite the anticipated losses in the first few years of operations, the Company expects earnings from loans and investments and other banking services as well as steady deposit growth to provide sufficient liquidity for both the short and long term. The Bank intends to manage its loan growth such that deposit flows will provide funding for all loans as well as cash reserves for working capital and short to intermediate term, liquid investments. In the early years, the investment practices of the

Company will limit investments to highly liquid overnight investments in correspondent banks and short to intermediate term U.S. Treasury and government agency securities. For the foreseeable future, the Bank will consider its investment portfolio primarily as a source for liquidity and secondarily as a source for earnings.

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 2.  CHANGES IN SECURITIES.

         (a)  Not applicable.

         (b)  Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On April 25, 1996 the Company held its first annual meeting of shareholders. At that meeting the following items were voted upon with the results of the votes tabulated below each item:

                            For    Withheld/Against    Abstentions/Non-votes
                            ---    ----------------    ---------------------


         (a) to elect eleven directors to the Board of Directors to serve terms until the next annual meeting or until their successors are qualified and elected.

Director Nominee
- - ----------------

Robert L. Berry           455,864       3,200                  none
Frank A. Brown, Jr.       455,864       3,200                  none
Thomas D. Caldwell, III   455,864       3,200                  none
Gene G. Davidson, MD      455,864       3,200                  none
Henry Haskell Perry       455,864       3,200                  none
Bradford Lee Riddle       455,864       3,200                  none
M. Wayne Robinson         455,864       3,200                  none
Dale G. Smith             455,864       3,200                  none
Paul E. Smith             455,864       3,200                  none
W. Fred Talley            455,864       3,200                  none
Martha B. Walstad         455,864       3,200                  none

         (b) to approve the adoption of the Company's 1996 Stock Incentive Plan.

                          444,797       7,700                 6,567

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The following documents are filed as part of this report:

         3.1  Articles of Incorporation (Incorporated by reference to Exhibit
              3.1 to the Company's Registration Statement No. 33-82858 on Form SB-2).

         3.2 Bylaws (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement No. 33-82858 on Form SB-2).

         4.1 Provisions of Company's Articles of Incorporation and Bylaws Defining the Rights of Shareholders (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement No. 33-82858 on Form SB-2).

         4.2  Form of Stock Certificate (Incorporated by reference to Exhibit
              4.2 to the Company's Registration Statement No. 33-82858 on Form SB-2).

        10.2  Option to Purchase Property (Incorporated by reference to Exhibit
              10.2 to the Company's Registration Statement No. 33-82858 on Form SB-2).

        10.3 Escrow Agreement between the Company and The Bankers Bank (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement No. 33-82858 on Form SB-2).

        10.4 Line of Credit Note to The Bankers Bank (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement No. 33-82858 on Form SB-2).

        10.5  Subscription Agreement (Incorporated by reference to Exhibit A to
              Part I of the Company's Registration Statement No. 33-82858 on Form SB-2).

        10.6 Line of Credit Note to First Rome Bank dated December 12, 1994 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994).

        10.7 Note payable by Bradford L. Riddle to Thomas D. Caldwell, III dated April 27, 1994 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31,
              1994).

        10.8 Contract between the Company and B&S Construction, Inc. dated October 27, 1994 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31,
              1994).

        10.9 Contract between the Company and H. Lloyd Hill, Architect. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994).

             10.10 Employment Agreement between the Company and Thomas D. Caldwell, III dated January 3, 1995. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994).

             10.11 Mobile Modular Office Unit Lease between the Company and GE Capital Modular Space, a division of Transport International Pool, Inc. dated February 27, 1995. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994).

             10.12 Greater Rome Bancshares, Inc. 1996 Stock Incentive Plan. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).

             10.13 Contract between Greater Rome Bank (the "Bank"), the wholly-owned subsidiary of the Company, and Pinson's, Inc., the general contractor, to build the Bank's new main office at 1490 Martha Berry Blvd., Rome, Georgia 30165. (Incorporated by reference to the Company's Registration Statement on Form 10-SB filed on April 22, 1996).

             21.1 Subsidiaries of the Registrant. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).


             (b)     Reports on Form 8-K

                    No reports on Form 8-K were filed during the first quarter of the year ended December 31, 1996.

                               SIGNATURES


Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GREATER ROME BANCSHARES, INC.



Date:   August 2,1996                   By: /s/ Thomas D. Caldwell, III
                                           -----------------------------
                                           Thomas D. Caldwell, III
                                           President, Chief Executive Officer
                                           and Principal Financial Officer