Form 10QSB
period 1996-09-30
GREATER ROME BANCSHARES INC
filed 1996-11-12
CIK 928484

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-QSB

(Mark One)

 X   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
---
     of 1934
     For the quarterly period ended September 30, 1996

___ Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from _______________ to ________________

                         Commission File No.  33-82858


                         GREATER ROME BANCSHARES, INC.
       ----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)


        Georgia                                          58-2117940
------------------------                    ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


       P.O. Box 5271, 1490 Martha Berry Blvd., Rome, Georgia 30162-5271
--------------------------------------------------------------------------------
                   (Address of Principal Executive Offices)


                                (706) 295-9300
               ------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)


                                Not Applicable
  --------------------------------------------------------------------------
  (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    ----     ----

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Seven hundred thousand shares of common stock, $.01 par value per share, were issued and outstanding as of October 25, 1996.

     Transitional Small Business Disclosure Format (check one):    Yes
                                                                        ----
 No   X
    ----

                                    PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements.

The financial statements of Greater Rome Bancshares, Inc. (the "Company") are set forth on the following pages.

                         GREATER ROME BANCSHARES, INC.

                                 Balance Sheet
                                   Unaudited
                   September 30, 1996 and December 31, 1995

                                    ASSETS

                                                   September 30,   December 31,
                                                       1996            1995
                                                   -------------   ------------
Cash                                                $   362,340     $   13,506
Federal funds sold                                    1,040,343      5,410,000
                                                    -----------     ----------
   Cash and cash equivalents                          1,402,683      5,423,506
                                                    -----------     ----------

Investment securities available for sale              1,246,094             -

Investment securities held to maturity                4,248,014      1,000,000
 (market value $4,145,314 and $1,000,000
 respectively)
Loans                                                10,224,609             -
Allowance for loan losses                               (77,000)            -
                                                    -----------     ----------
   Net loans                                         10,147,609             -
                                                    -----------     ----------

Premises and equipment, net                           1,490,135        375,694
Organization costs                                       49,507         53,572
Other assets                                            119,670          9,579
                                                    -----------     ----------
                                                    $18,703,712     $6,862,351
                                                    ===========     ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Non-interest bearing deposits                       $ 2,508,164             -
Interest bearing deposits                             9,646,046             -
                                                    -----------     ----------
   Total deposits                                    12,154,210             -

Other liabilities                                        64,875         89,580
                                                    -----------     ----------
      Total liabilities                              12,219,085         89,580
                                                    -----------     ----------

Stockholders' equity:
   Preferred stock, par value $1.00 per share;
    100,000 shares authorized; no shares
    issued or outstanding
   Common stock, par value $.01 per share;
    10,000,000 shares authorized; 700,000
    shares issued and outstanding                         7,000          7,000
   Additional paid-in capital                         6,930,117      6,930,117
   Accumulated deficit                                 (452,730)      (164,346)
   Unrealized gain on securities held for
    sale, net of taxes                                      241             -
                                                    -----------     ----------
      Total stockholder's equity                      6,484,628      6,772,772
                                                    -----------     ----------
                                                    $18,703,712     $6,862,351
                                                    ===========     ==========

                         GREATER ROME BANCSHARES, INC.

                            Statement of Operations
                                   Unaudited
    For the Nine Months and Three Months Ended September 30, 1996 and 1995

                                       Nine Months   Nine Months   Three Months  Three Months
                                           Ended        Ended         Ended         Ended
                                       Sep 30, 1996  Sep 30, 1995  Sep 30, 1996  Sep 30, 1995
                                       ------------  ------------  ------------  ------------
Interest income on:
  Federal funds sold                     $135,856     $ 87,520      $ 32,049       $87,520
  Investment securities                   193,125            -        82,214             -
  Loans, including fees                   309,586            -       209,668             -
                                         --------     --------      --------       -------
    Total interest income                 638,567       87,520       323,932        87,520
                                         --------     --------      --------       -------

Interest expense on:
  Interest bearing deposits               151,804            -        95,523             -
  Other borrowings                              -       28,256             -        20,264
                                         --------     --------      --------       -------
    Total interest expense                151,804       28,256        95,523        20,264
                                         --------     --------      --------       -------

  Net interest income (expense)           486,763       59,264       228,409        67,256
Provision for loan losses                  77,000            -        46,593             -
                                         --------     --------      --------       -------
  Net interest income after provision     409,763       59,264       181,816        67,256
                                         --------     --------      --------       -------
Non-interest income                        23,431            -        14,222             -
                                         --------     --------      --------       -------

Salaries and employee benefits            380,505       60,522       145,395        26,124
Occupancy and equipment expense           114,957        8,442        46,267         3,991
Other operating                           226,117       90,815        86,051        50,848
    Total non-interest expenses           721,579      159,779       277,714        80,963
                                         --------     --------      --------       -------

      Net loss                           $288,385     $100,515      $ 81,676       $13,707
                                         ========     ========      ========       =======

      Net loss per common share          $   0.41     $   0.14      $   0.12       $  0.02
                                         ========     ========      ========       =======

                         GREATER ROME BANCSHARES, INC.

                            Statement of Cash Flows
                                   Unaudited
             For the Nine Months Ended September 30, 1996 and 1995

                                                   Nine Months     Nine Months
                                                     Ended            Ended
                                                   Sep 30, 1996    Sep 30, 1995
                                                   ------------    ------------
Cash flows from operating activities:
   Net loss                                        $   (288,385)      $(100,515)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Increase (decrease) in other liabilities          (24,705)         39,325
      Increase in other assets                         (115,091)         (2,852)
      Depreciation and amortization                      44,321           1,945
      Provision for loan losses                          77,000               -
                                                   ------------       ---------
      Net cash used in operating activities            (306,860)        (62,098)
                                                   ------------       ---------

Cash flows from investing activities:
   Purchase of securities available for sale         (1,245,853)              -
   Purchase of securities held to maturity           (3,248,014)              -
   Increase in loans                                (10,224,609)              -
   Purchases of premises and equipment               (1,149,698)       (109,165)
   Deferred offering expenses                                 -         (12,075)
                                                   ------------       ---------
      Net cash used in investing activities         (15,868,174)       (121,240)
                                                   ------------       ---------

Cash flows from financing activities:
   Increase in deposits                              12,154,210               -
   Proceeds from lines of credit                              -         561,702
   Repayment of notes payable                                 -        (304,734)
                                                   ------------       ---------
      Net cash provided by financing activities      12,154,210         256,968
                                                   ------------       ---------

Net increase (decrease) in cash and
  cash equivalents                                   (4,020,823)         73,631

Cash and cash equivalents at beginning of period      5,423,506           7,411
                                                   ------------       ---------

Cash and cash equivalents at end of period         $  1,402,683       $  81,042
                                                   ============       =========

Supplemental cash flow information:
   Cash paid for interest                          $    133,294       $  29,929

   Cash received from interest                     $    537,730       $  84,668

                                                                               5

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

The Company raised $7,000,000 through a public offering of its common stock at $10 per share and capitalized the Bank by investing $6,500,000 in its common stock during the fourth quarter of 1995. As of the balance sheet date, organizers owned 190,427 shares, representing 27.2% of the total outstanding shares.

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

                         GREATER ROME BANCSHARES, INC.

                                   Unaudited

DEFERRED OFFERING EXPENSES
Costs incurred in connection with the stock offering, consisting of direct, incremental costs of the offering, were deferred and subsequently offset against the proceeds of the stock sale as a charge to additional paid-in capital.
 .
PRE-OPENING EXPENSES
Costs incurred for salaries, overhead and other operating expenses are included in the respective periods' operating results.

NET LOSS PER COMMON SHARE
Net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. The periods ending September 30, 1995 are calculated assuming weighted outstanding shares for the period were 700,000, the number of shares outstanding upon the conclusion of the offering.

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

As of September 30, 1996, the Bank had concluded seven full months of operations, and the Company had total assets of $18,703,712. During the third quarter of 1996, total deposits had grown $3,617,355 to $12,154,210 and total loans had grown $4,054,324 to $10,224,609.

During the third quarter of 1996, loan growth exceeded deposit growth. Over time, management expects deposit growth to exceed loan growth. During these initial months of operations, however, the Bank's unrestricted capital of $6,000,000 provides an additional source of funds for loan growth. At quarter end the Bank's loan to deposit ratio was 84% as compared to 72% at the end of the prior quarter. Management's long term target for the loan to deposit ratio is 75%, but given this available capital, the Bank's net interest margin is benefited by the higher ratio and the Bank's liquidity resources are sufficient to carry this higher ratio. At quarter end the weighted average yield on loans was 9.86% as compared to 9.89% at the end of the prior quarter. The interest rates being paid on interest bearing deposits and the service charge rates for deposit services are comparable to local market rates. Management is making a concerted effort to develop quality loan business in the local market and to manage the deposit growth consistent with expected loan demand.

The deposit mix at September 30, 1996 was as follows: $2,508,164 (21% of total deposits) in non-interest bearing demand deposits; $1,435,279 (12% of total deposits) in interest checking accounts; $2,749,412 (17% of total deposits) in money market and savings accounts; and $5,461,355 (45% of total deposits) in time deposits. The weighted average cost of funds was 3.36% as compared to 3.35% at the end of the prior quarter. As the Bank continues to grow, management expects the deposit mix to become more heavily weighted towards the higher costing time deposits, thus increasing the average cost of funds and reducing the Bank's net interest margin. The Bank's net interest margin, before the provision for loan losses, expressed as an annualized percent of average earning assets, was 5.90% for September 1996 as compared to 5.54% for June 1996.

While the Bank continues to build its loan portfolio, excess funds are invested in short to intermediate term government and agency securities. At September 30, 1996, investment securities held to maturity were $4,248,014 with a market value of $4,145,314 and securities available for sale were $1,246,094. The weighted average yield on the securities portfolio was 6.33% and the weighted average life was 3.83 years. Interest bearing deposits (federal funds sold) with other banks were $1,040,343 with a weighted average yield of 5.36%. The current investment portfolio strategy is primarily to provide liquidity for funding loans and initial operating expenditures and secondarily for earnings enhancement. Accordingly, no investment securities have final maturities greater than five years and all are pledgeable to raise funding through secured borrowing or repurchase agreements.

Premises and equipment (net of depreciation) were $1,490,135 and consisted primarily of land, land improvement costs and progress payments related to construction of the new bank building. Construction of the new building began in April and was substantially completed on October 12, 1996. On that weekend, the Bank's operations were moved out of the temporary modular office units and into the new building. The temporary office units were removed from the bank site.

Normal banking operations resumed on October 15th in the new building, consisting of approximately 9,000 square feet of office space from which the Bank will conduct all banking business. At quarter end, progress payments remaining to be paid on the building and site work were approximately $450,000 and on the furniture, fixtures and equipment were approximately $150,000. All of this investment will be funded internally by the Bank's own working capital and is expected to be paid by year end. No borrowings for these capital improvements are anticipated. Upon completion of all construction and equipment installations, occupancy costs are expected to increase from current levels by no more than $5,000 per month. All construction and installation is expected to be completed by mid-November 1996.

The Company had an accumulated deficit of $452,730 as of September 30, 1996. During the first nine months of 1996, the Company incurred a net loss of $288,385 compared to a net loss of $100,515 in the first nine months of 1995. The first three quarters of 1996 reflected seven full months of banking operations with 15 full-time employees in leased modular office units on the bank site, whereas the first three quarters of 1995 reflected the costs associated with early stage development of the Company when it had substantially no earning assets until the third quarter and only two employees until September 1995.

Net interest income for the nine months ended September 30, 1996 was $486,763 ($228,409 in the third quarter) compared to net interest income of $59,264 ($67,256 in the third quarter) for the same period in 1995. In the first three quarters of 1995, the Company's working capital came from lines of credit guaranteed by the Company's organizers. The 1995 interest expense was in connection with those lines. All working capital lines of credit were paid off in November 1995. The Company had interest expense on interest bearing deposits of $151,804, for the first nine months of 1996 ($95,523 in the third quarter).

Total interest income in the first three quarters of 1996 was $638,567 ($323,932 in the third quarter). Interest income on loans including fees was $309,586 in the first three quarters of 1996, ($209,668 in the third quarter). Loan interest income and deposit interest expense in 1996 were not incurred until the Bank opened on February 26, 1996.

The provision for loan losses for the nine months ended September 30, 1996 was $77,000 ($46,593 in the third quarter). Since the Bank's loan portfolio is only seven months old, the Bank has no historical data about loan losses on its portfolio on which to base projections for future losses. Current loan quality analysis does not indicate potential loan losses. Until more substantial evidence about potential loan losses is developed, management believes the Bank should establish an allowance for loan losses that will approximate 1.5% of total loans. At September 30, 1996, the allowance for loan losses was $77,000, which represented .75% of total loans. Management expects the allowance for loan losses to reach the 1.5% level in the next 9 to 15 months.

Non-interest income for the nine months ended September 30, 1996 was $23,431 ($14,222 in the third quarter). This consists of service charges on deposit accounts, miscellaneous service fees, the Bank's portion of credit life insurance premiums and mortgage fees.

Non-interest expense for the first three quarters of 1996 was $721,579 ($277,714 in the third quarter) compared to $159,779 ($80,963 in the third quarter) for the same period in 1995. Salaries and benefits increased substantially when the Bank commenced operations in February 1996 with 14 employees compared to only two employees in the nine months of 1995. Occupancy costs are up in 1996 with operations occurring in two mobile office units (approximately 2,600 square feet) while the permanent bank building was under construction. In 1995, one mobile office unit (approximately 600 square feet) was used for organizational efforts. Other operating expenses for the first nine months increased from $90,815 in 1995 to $226,117 in 1996 and include many expenses that were not necessary in 1995, such as data processing services, business development, professional fees, postage, supplies and communications costs.

Management does not expect the Company to make a quarterly profit until the second half of 1997, while it establishes its position in the local market and builds its banking services infrastructure. Management continues to believe that the local market presents good opportunities for business development to support a growing and profitable community bank. Despite the anticipated losses in the first years of operations, the Company expects earnings from loans and investments and other banking services as well as steady deposit growth to provide sufficient liquidity for both the short and long term. The Bank intends to manage its loan growth such that deposit flows will provide funding for all loans as well as cash reserves for working capital and short to intermediate term, liquid investments.

The Bank has established short term Federal Funds Purchase lines of credit with two of its correspondent banks which total $2,000,000. These lines are unsecured and are designed to provide the Bank with short term liquidity. These lines may be revoked at any time by the correspondent banks and are available to the Bank simply as an accommodation for short term (two weeks or less) liquidity needs.

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

         Not applicable.

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

     21.1 Subsidiaries of the Registrant. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31,
          1995).


     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the three months ended September 30, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     GREATER ROME BANCSHARES, INC.



Date:   October 30, 1996             By: /s/ Thomas D. Caldwell, III
                                         ---------------------------
                                         Thomas D. Caldwell, III
                                         President, Chief Executive Officer and
                                         Principal Financial Officer