Form 10KSB40
period 1996-12-31
GREATER ROME BANCSHARES INC
filed 1997-03-31
CIK 928484

================================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1996

                          Commission File No. 0-28280

                         GREATER ROME BANCSHARES, INC.
               ------------------------------------------------
                (Name of Small Business Issuer in Its Charter)

             Georgia                                   58-2117940
     -----------------------                     -------------------
   (State or Other Jurisdiction                   (I.R.S. Employer
 of Incorporation or Organization)               Identification No.)

      1490 Martha Berry Blvd.
          Rome, Georgia                               30162-5271
 ------------------------------------                 -----------
(Address of Principal Executive Offices)               (Zip Code)


                                (706) 295-9300
                  ------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.01 par value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes  X      No___
                                                               -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year.   $1,110,142
                                                           ----------

The aggregate market value of the voting stock as of March 28, 1997, held by non-affiliates computed by reference to the price at which the stock was sold is $4,914,380.

Seven hundred thousand (700,000) shares of the issuer's common stock were issued and outstanding as of March 28, 1997.

Portions of the following documents are incorporated by reference: (1) 1996 Annual Report to Shareholders, into Part II; (2) Proxy Statement (the "Proxy Statement") for the Annual Meeting of Shareholders to be held May 15, 1997, into Part III.

Transitional Small Business Disclosure Format (check one).    Yes___  No  X
                                                                         ----

================================================================================

                                                                    Page 1 of __
                                                        Exhibit Index on Page __

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

GENERAL

Greater Rome Bancshares, Inc. (the "Registrant" or the "Company") was incorporated as a Georgia corporation on June 17, 1994, primarily to own and control all of the capital stock of Greater Rome Bank (the "Bank"). The Company concluded its initial public offering (the "Offering") on September 30, 1995 by selling 700,000 shares of its common stock, $0.01 par value per share (the "Common Stock"), at a price of $10.00 per share, pursuant to its prospectus dated October 28, 1994, as supplemented by Supplement No. 1 dated April 6, 1995 (the "Prospectus").

The Company filed an application to charter the Bank as a state nonmember bank with the Georgia Department of Banking and Finance ("DBF") on July 8, 1994. The Company received preliminary approval of its application to charter the Bank from the DBF on January 13, 1995. Receipt of final approval from the DBF was conditioned upon certain matters including raising $6.5 million in initial capital for the Bank through completion of the Offering and the completion of various organizational tasks. The Bank made application to the Federal Deposit Insurance Corporation ("FDIC") for deposit insurance on July 8, 1994. On February 10, 1995, the FDIC approved the Company's application for deposit insurance for the Bank subject to a number of conditions including the requirement that the beginning capital of the Bank be not less than $6.5 million. The Company made application to the Board of Governors of the Federal Reserve System ("Federal Reserve Board") and the DBF to become a bank holding company on January 31, 1995. The Federal Reserve Board and DBF approved the Company's applications subject to a number of conditions related primarily to the completion of various organizational tasks by the Company and Bank. All conditions required by the DBF, FDIC and Federal Reserve Board were satisfied by February 23, 1996. The Bank opened for business on Monday, February 26, 1996 and the Company became a one bank holding company on that date. SEE "SUPERVISION AND REGULATION."

The Bank was organized as a state chartered bank under the laws of the State of Georgia and engages in the commercial banking business from a main office location in its primary service area, Rome, Georgia with deposits insured by the FDIC.

LOCATION AND SERVICE AREA

The Bank conducts general commercial banking services within its service area, with emphasis on the needs of individuals and small to medium sized businesses. The Bank began operations in a temporary modular building located on Bank property at 1490 Martha Berry Boulevard. Construction of the new Bank building began in Spring 1996 at the same location and was substantially completed by October 12, 1996. Operations were moved out of the temporary facilities and into the new building during the weekend of October 12th and normal banking operations were resumed on October 15th in the new 9,000 square foot facility. SEE "ITEM 2. DESCRIPTION OF PROPERTIES." The Bank has obtained most of its customer deposits from, and has made most of its loans to, customers who reside within the Bank's primary service area of Floyd County.

Floyd County is located in northwest Georgia, almost directly in the center of what is referred to as the "ABC" (Atlanta, Birmingham, Chattanooga) triangle. Rome, the county seat of Floyd County, and the only major incorporated area of the County, is located 60 miles northwest of Atlanta, 62 miles south of Chattanooga, Tennessee and 123 east of Birmingham, Alabama. The 1990 census indicated Floyd County had a population of 81,251. Recent estimates indicate Floyd County to have a current population of approximately 82,300 with a median effective buying income of $28,500 per household. Rome is reached via U.S. 411 which connects to Interstate 75 just 25 miles southeast of Rome at Cartersville. It is also served by major rail carriers and by the Richard B. Russell Airport which is located just 7 miles north of the Bank and maintains a 6,000 foot instrument runway with ILS and VOR approaches. Rome is home to several institutes of higher learning including: Berry College (undergraduate and graduate), Shorter College (private) and Floyd College (a two year unit of the University System of Georgia). Technical training is available through one of Georgia's most advanced training schools, Coosa Valley Technical Institute. Rome is also home to one of the state's most prestigious private schools, The Darlington School, which offers kindergarten thru 12th grade and attracts students from throughout the United States and many foreign countries.

The principal area of growth in Floyd County during recent years has been in the health care industry. Presently approximately 5,500 jobs are centered around health care because there are several major providers within the community and Rome has grown to become a major regional medical center. Floyd Medical Center (one of the largest employers in the County), a publicly owned 305 bed hospital employs 1,572; Redmond Regional Medical Center, a proprietary care hospital completed a $30 million expansion in 1996 and employs 1,150. Northwest Georgia Regional Hospital, a State of Georgia Public Hospital operated primarily as a mental and tubercular treatment center, has 340 beds and employs 750; The Harbin Clinic, a proprietary care out-patient clinic which completed a $10 million expansion in December 1995, employs 62 physicians and 425 other support personnel. The remaining jobs in health care are support staff for the 82 other practicing physicians and employees of the 4 nursing and 2 intermediate care facilities located in Floyd County.

Other major employers in Floyd County include: Floyd County School System; Rome City School System; General Electric Corporation; Inland-Rome Corporation; Lindale Mills; Galey & Lord; Container Corporation of America; WADA Metals; Oglethorpe Power Co.; Georgia Power Co.; Katsushiro of Rome and Hopton
Technologies.   A new 80 room Hampton Inn opened in 1996.  Construction of a new
Best Western hotel began in 1996 and is scheduled to open in spring of 1997. Land has been purchased for a new Econo Lodge but a completion date has not been announced. An article appearing recently in the Atlanta Business Chronicle,
                                                 --------------------------
referred to Floyd County as a "sleeping giant" and opined as to how Rome is located in the center of an area that, into the 21st century, would be one of the fastest growing areas of the nation (referring to the northwest quadrant of Georgia).

BANKING SERVICES

The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the Bank's principal market area at rates competitive to those offered in the area. In addition, the Bank offers Individual Retirement Accounts (IRAs). All deposit accounts are insured by the FDIC up to the maximum amount allowed by law (generally, $100,000 per depositor subject to aggregation rules). The Bank solicits these accounts from individuals, businesses, associations and organizations, and governmental entities.

The Bank offers a full range of short-to-medium term commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, other consumer goods, home improvements, education and personal investments. Additionally, the Bank offers loans for the purpose of community development and/or improvement. The Bank also originates and holds or sells into the secondary market fixed and variable rate mortgage loans and real estate construction and acquisition loans. The Bank's lending activities are subject to a variety of lending limits imposed by state law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower's relationship to the Bank), in general, the Bank is subject to a loan-to-one-borrower limit of an amount equal to 15% of the Bank's statutory capital base. In no event, however, may the amount loaned to any borrower exceed 25% of the Bank's statutory capital base. The Bank may not make any loans to any director or executive officer of the Bank unless the loan is approved by the Bank's board of directors and is made on terms not more favorable to such person than would be available to a person not affiliated with the Bank. SEE "LENDING ACTIVITIES."

The Bank may also engage in investment activities. It is authorized to invest without limit in obligations of the United States or any state or territorial government or any agency of such governments or in any securities that are guaranteed as to principal and interest by such governments. Subject to limitations, the Bank may also invest in investment grade securities issued by political subdivisions, in deposits in other financial institutions, and in certain types of commercial paper. The Bank concentrates its investment activities primarily in intermediate term government and agency securities.

Other bank services include cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The Bank is a member of a shared network of automated teller machines that may be used by Bank customers throughout Georgia and other regions.

The Bank does not plan to exercise trust powers during its initial years of operation. The Bank may in the future offer a full-service trust department, but cannot do so without prior regulatory approval.

LENDING ACTIVITIES

General. The Bank offers a range of lending services, including real estate, commercial and consumer loans, to individuals and small-to-medium-sized businesses and professional concerns that are located in or conduct a substantial portion of their business in the Bank's market area.

Credit Risk. There are certain risks inherent in making all loans. A principal economic risk inherent in making loans is the creditworthiness of the borrower. Other risks inherent in making loans include risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers and, in the case of a collateralized loan, risks resulting from uncertainties as to the future value of the collateral. Management maintains an allowance for loan losses based on, among other things, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for potential loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectibility is considered questionable. Certain specific risks with regard to each category of loans are described under the separate subheading for each type of loan below.

Real Estate Loans. Loans secured generally by first or second mortgages on real estate are one of the primary components of the Bank's loan portfolio. These loans consist of commercial real estate loans, construction and development loans, residential real estate loans and home equity loans. Loan terms generally are limited to five years and often do not exceed three years, although installment payments may be structured on a fifteen-year amortization basis. Interest rates may be fixed or adjustable, and tend to be fixed in the case of three-year term loans and adjustable in the case of five-year term loans. The Bank generally charges an origination fee. Management attempts to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by qualified appraisals, will generally not exceed 80%. In addition, the Bank typically requires personal guarantees of the principal owners of the property backed with a review by the Bank of the principal owner's personal financial statements. A number of the loans that are classified as commercial real estate loans are actually commercial loans for which a security interest in real estate is taken as additional collateral. These loans are subject to underwriting as commercial loans as described below. The principal economic risk associated with each category of anticipated loans, including real estate loans, is the creditworthiness of the Bank's borrowers. The risk associated with real estate loans varies with many factors including employment levels and fluctuations in the value of real estate.

In the future, the Bank may originate real estate loans for sale into the secondary market. The Bank intends to limit interest rate and credit risk on these loans by locking in the interest rate for each loan with the secondary investor and receiving the investor's underwriting approval prior to originating the loan.

Commercial Loans. The Bank makes loans for commercial purposes in various lines of businesses. Equipment loans are typically made for a term of up to five years (more typically three years) at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment with a loan-to-value ratio of 80% or less. Working capital loans are made for a term typically not exceeding one year, and are usually secured by accounts receivable, inventory and/or personal guarantees of the principals of the business, and bear interest at floating rates which are payable monthly, or less typically, quarterly. In the case of the loans secured by accounts receivable or inventory, principal is repaid as the assets securing the loan are converted into cash, and in other cases, principal is due at maturity. The principal economic risk associated with each category of anticipated loans, including commercial loans, is the creditworthiness of the Bank's borrowers. The risk associated with commercial loans varies with many factors including the economy in the Bank's lending area. In addition many of the Bank's anticipated commercial loans will likely be made to small-to-medium sized businesses and professionals who may be less able to withstand competitive, economic and financial conditions than larger borrowers.

Consumer Loans. The Bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit and revolving lines of credit. These loans typically carry balances of less than $35,000 and, in the case of non-revolving loans, are either amortized over a period not exceeding 60 months or are ninety-day term loans, and in each case bear interest at a fixed rate. The revolving loans bear interest at a fixed or variable rate and require monthly payments of interest and a portion of the principal balance (typically 2-3% of the outstanding balance). The underwriting criteria in the case of home equity loans and lines of credit, is the same as applied by the Bank when making a first mortgage loan, as described above, and home equity lines of credit typically expire ten years after their origination. As with the other categories of loans, the principal economic risk associated with consumer loans is the creditworthiness of the Bank's borrowers.

Loan Approval and Review. The Bank's loan approval policies provide for various levels of officer lending authority. When the aggregate outstanding loans to a single borrower exceeds that individual officer's lending authority, the loan request requires prior approval of the President or senior loan officer. Any loan in excess of the President's or senior loan officer's authorization requires prior approval by the loan committee of the Bank's board of directors. The Bank has a continuous loan review procedure involving several Bank officers. The procedures are designed to provide early identification of credit quality problems. All loan officers are charged with the responsibility of rating each of their loans and reviewing those loans on a periodic basis, the frequency of which will increase as the quality of the loans decreases.

Lending Limit. Under the Financial Institutions Code of Georgia (the "Financial Institutions Code"), the Bank is limited in the amount it can loan to a single borrower (including the borrower's related interests) by the amount of the Bank's statutory capital base. The limit is 15% of the statutory capital base unless each loan in excess of the 15% is approved by the Bank's board of directors and the entire amount of the loan is secured by good collateral or other ample security. In no event may the amount loaned to any borrower exceed 25% of the Bank's statutory capital base. Based on the initial capitalization of the Bank at a level of $6.5 million as required by the DBF and FDIC and the statutory method of calculating the lending limit requirements, the Bank's lending limit is approximately $900,000 for loans not fully secured plus an additional $600,000 (or an aggregate of approximately $1.5 million) for loans for which the entire amount is properly secured. These limits will increase and decrease as the Bank's statutory capital base increases and decreases. Most of the Bank's expected loan demand will be from borrowers who will not require loans in excess of these limits. In the event that a borrower's credit needs would exceed these limits, the Bank may seek to sell participations in the loan to the extent necessary to maintain these lending limits.

COMPETITION

The banking business is highly competitive. Management believes that the sale of three locally-owned financial institutions (First Rome Bank, Georgia State Bank of Rome and Home Federal Savings Bank, Rome) in the past two years to out-of-state holding companies, supports the need for a locally owned, community bank in Rome. Deposit growth in Floyd County has averaged 3.67% per year from June 1991 to June 1996 and was 3.68% from June 1995 to June 1996. The Bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in Floyd County and elsewhere. As of June 1996, there were 30 existing financial institution offices in Floyd County representing a total of 13 commercial banks, savings associations and credit unions. A number of these competitors are well established in the Floyd County area. Most of them have substantially greater resources and lending limits and may have a lower cost of funds than the Bank. These banks offer certain services, such as extensive and established branch networks and trust services, that the Bank does not expect to provide in the foreseeable future. As a result of these competitive factors, the Bank may have to pay higher rates of interest and provide superior customer service in order to attract deposits. Management believes that the Bank will be able to compete effectively with these institutions but cannot assure that it will do so.

EMPLOYEES

The Bank commenced operations on February 26, 1996 with 14 full-time employees and had 18 equivalent full-time employees on December 31, 1996. The Bank's employees are not subject to a collective bargaining agreement. The Company has no employees other than its officers, none of whom receive remuneration for their services to the Company. The Company conducts no business other than that of the being a bank holding company. The Company currently has two officers, Thomas D. Caldwell, III, President and Chief Executive Officer and Robert L. Berry, Secretary.

                            STATISTICAL INFORMATION

     The following tables set forth certain statistical information and should be read in conjunction with the financial statements of Greater Rome Bancshares, Inc. The Company became a bank holding company on February 26, 1996, when the Bank commenced operations, therefore statistical information is shown only for the year ended December 31, 1996.

     I. DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

                                                                     Average      Interest
                                                                     Balance     Earned/Paid   Yield
                                                                     -------     -----------   -----
          Loans                                                  $   6,035,929     605,126     10.03%
          Taxable investment                                         4,502,533     280,826      6.24%
          Federal funds sold                                         3,326,058     175,449      5.27%
                                                                  -----------------------------------
                         Average earning assets                  $  13,864,520   1,061,401      7.66%
                                                                  -----------------------------------

          Cash & due from banks                                        448,566
          Fixed assets                                                 971,300
          Other assets                                                 168,702
                                                                  -------------
                         Average total assets                    $  15,453,088
                                                                  -------------

          Interest bearing demand deposits                           1,068,875      26,066      2.44%
          Savings and money market deposits                          2,076,121      75,701      3.65%
          Time deposits                                              3,902,904     211,831      5.43%
          Short term borrowings                                            475          26      5.47%
                                                                  -----------------------------------
                         Average interest bearing Liabilities    $   7,048,375     313,624      4.45%
                                                                  -----------------------------------

          Non-interest bearing deposits                              1,723,249
          Other liabilities                                            103,562
          Stockholders' equity                                       6,577,902
                                                                  -------------
                         Average total liabilities and equity    $  15,453,088
                                                                  -------------

                                                                  -----------------------------------
          Net interest income yield on average earning assets    $  13,864,520     747,777      5.39%
                                                                  -----------------------------------

     Notes:
      1 Non-accruing loans are included in the average balances. For 1996, average non-accruing loans were less than $1,000.

      2 Loan fees are included in the interest income computation and were $33,163.

II.  INVESTMENT PORTFOLIO

                                                      12/31/96
                                                     Book Value
                                                     ----------
     Investment securities available for sale
        U.S. Treasuries                           $    1,239,141
        U.S. Government agencies                         250,234
                                                    ------------
                                                       1,489,375


     Investment securities held to maturity
        U.S. Government agencies                       4,748,925

                                                    ------------
                          Total investments       $    6,238,300
                                                    ============


As of December 31, 1996, all of the above securities have contractual maturities after one year and less than five years. The weighted average yield of the portfolio is 6.20%.

III.LOAN PORTFOLIO

                                   12/31/96
       LOAN TYPES                  Balance
       ----------                  -------
     Commercial                 $  4,155,632

     Real estate-construction        355,635

     Real estate-mortgage          5,112,913

     Consumer loans                3,656,887

                                  ----------
                      Total     $ 13,281,067
                                  ==========

                                                                   MATURITY AND REPRICING BY TYPE
                                        -------------------------------------------------------------------------------------
                                                due in 1 year          due from 1 through 5 years      due after 5 years
                                        -------------------------------------------------------------------------------------
                                         Fixed rate  Variable rate    Fixed rate  Variable rate     Fixed rate  Variable rate
                                         ----------  -------------    ----------  -------------     ----------  -------------
     Commercial                       $   462,727       843,111         1,558,460   1,291,334             -            -

     Real estate - construction           269,121        61,700            24,814         -               -            -

     Real estate - mortgage               762,496       447,881         3,697,453     130,543          74,540          -

     Consumer loans                     1,583,539       123,331         1,810,039     138,197             -            -
                                        -------------------------------------------------------------------------------------
                         Total        $ 3,077,883     1,476,023         7,090,766   1,560,074          74,540          -
                                        -------------------------------------------------------------------------------------

The maturity distribution is less than the total at year end by the amount of non-accrual loans totaling $1,781.

     RISK ELEMENTS                                          12/31/96
     -------------
                                                            Balance
                                                            -------
Nonaccrual, Past Due and Restructured Loans
-------------------------------------------
Non-accrual loans                                        $  1,781
Accruing loans contractually past due 90 days or more         -
Troubled debt restructurings                                  -

The amount of interest that would have been included income on the above nonaccrual loan if it had been current in accordance with its original terms was $63. The amount of interest that was included in the interest on the above loan for 1996 was $57.

The Bank's policy is to place loans on nonaccrual status when it appears that the collection of principal and interest in accordance with the terms of the loans is doubtful. Any loan which becomes 90 days past due as to principal or interest is automatically placed on nonaccrual.

Potential Problem Loans
-----------------------

Management expects to incurr losses on loans from time to time when borrowers' financial conditions deteriorate. Where feasible, loans charged down or charged off will continue to be collected. Management considers the year end allowance adequate to cover potential losses in the loan portfolio.

     IV.  SUMMARY OF LOAN LOSS EXPERIENCE

                                                                                          12/31/96
                                                                                          --------
          Allowance for possible loan losses at the beginning of the year            $           -

          Charge-offs:
               Commercial                                                                        -
               Real estate - construction                                                        -
               Real estate - mortgage                                                            -
               Consumer loans                                                                  658
               Leases                                                                            -
                                                                                       --------------
                              Total                                                            658
                                                                                       --------------
          Recoveries                                                                             -
                                                                                       --------------
          Net charge-offs:                                                                     658
          Additions charged to operations                                                  134,000

                                                                                       --------------
          Balance at end of year                                                     $     133,342
                                                                                       --------------

          Average loans outstanding, net of unearned income                          $   6,035,929
                                                                                       ==============
          Ratio of net-charge-offs during the period to average loans
             outstanding during the period                                                    0.01%
                                                                                       ==============

     Management takes a number of factors into consideration when determining the additions to be made to the loan loss allowance. Since the Bank is approaching the end of its first year of operations, it does not have a sufficient history of portfolio performance on which to base additions. Additions to the reverse are primarily based on achieving a targeted ratio of the allowance for loan losses to total loans of 1.50% by the end of 1997. This target is based on national peer group ratios and Georgia ratios which reflect average ratios of .99% (national peer) and 1.50% (Georgia). The Georgia data includes more mature banks and management feels that, absent any meaningful historical data on the Bank's loan portfolio, 1.50% is a more conservative target. Under this methodology, charge-offs will increase the amount of additions to the allowance and recoveries will reduce additions.

     In addition, management performs an on-going loan review process. All new loans are risk rated under loan policy guidelines. On a monthly basis, the composite risk ratings are evaluated in a model which assesses the adequacy of the current allowance for loan losses, and this evaluation is presented to the Board of Directors each month. On a weekly basis, loan reviews are performed on new loans and presented in the officers weekly loan meeting. Large loans are reviewed periodically. Risk ratings may be changed if it appears that new loans may not have received the proper initial grading or if, on existing loans, credit conditions have improved or worsened.

     As the Bank matures, the additions to the loan loss allowance will be based more on historical performance, the detailed loan review and allowance adequacy evaluation.

     V.   DEPOSITS

                                                          Average
                                                          Balance         Average
                                                            1996            Rate
                                                            ----            ----
               Non-interest bearing deposits         $  1,723,249
               Interest bearing demand deposits         1,068,875          2.44%
               Savings and money market deposits        2,076,121          3.65%
               Time deposits                            3,902,904          5.43%

                                                      --------------------------
                         Total average deposits      $  8,771,149          3,58%
                                                      ==========================

          As of December 31, 1996 the amount outstanding of time certificates of deposit of $100,000 or more was $3,738,334. Amounts by time remaining until maturity on time deposits of $100,000 or more were:

                         3 months or less              $    559,691
                         over 3 through 6 months            614,939
                         over 6 through 12 months         2,463,704
                         over 12 months                     100,000
                                                        -----------
                                                       $  3,738,334
                                                        ===========


     VI.  RETURN ON EQUITY AND ASSETS

                                                             1996
                                                             ----
               Return on average assets                    -2.57%

               Return on average equity                    -6.03%

               Dividend payout ratio                        0.00%

               Average equity to average asset ratio       42.57%

                    SUPERVISION AND REGULATION

The following discussion sets forth the material elements of the regulatory framework applicable to banks and bank holding companies and provides certain specific information related to the Company.

GENERAL

The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). As such, the Company and its non-bank subsidiaries are subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Federal Reserve.

The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (a) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank; (b) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or (c) it may merge or consolidate with any other bank holding company.

The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy, which is discussed below.

The BHC Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that the Company, and any other bank holding company located in Georgia may now acquire a bank located in any other state, and any bank holding company located outside Georgia may lawfully acquire any Georgia-based bank, regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements, and other restrictions. The Interstate Banking Act also generally provides that, after June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, a state has the ability either to "opt in" and accelerate the date after which interstate branching is permissible or "opt out" and prohibit interstate branching altogether.

In February 1996, the Georgia Legislature adopted the "Georgia Interstate Branching Act" effective June 1, 1997. The Georgia Interstate Branching Act will permit Georgia-based banks and bank holding companies owning or acquiring banks outside of Georgia and all non-Georgia banks and bank holding companies owning or acquiring banks in Georgia to merge any lawfully acquired bank into an interstate branch network. The Georgia Interstate Branching Act also allows banks to establish de novo branches on a limited basis beginning July 1, 1996. Beginning July 1, 1998, the number of de novo branches which may be established will no longer be limited.

The BHC Act generally prohibits the Company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. For example, factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and performing certain insurance underwriting activities all have been determined by the Federal Reserve to be permissible activities of bank holding companies. The BHC Act does not place territorial limitations on permissible non-banking activities of bank holding companies. Despite prior approval, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

The bank subsidiary of the Company is a member of the Federal Deposit Insurance Corporation (the "FDIC"), and as such, its deposits are insured by the FDIC to the maximum extent provided by law. Such subsidiary is also subject to numerous state and federal statutes and regulations that affect its business, activities, and operations, and it is supervised and examined by one or more state or federal bank regulatory agencies.

The FDIC and the Georgia Department of Banking and Finance (the "Georgia Department") regularly examine the operations of the Bank and is given authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. The FDIC and the Georgia Department also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

PAYMENT OF DIVIDENDS

The Company is a legal entity separate and distinct from its banking subsidiary. The principal sources of cash flow of the Company, including cash flow to pay dividends to its shareholders, are dividends by the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank to the Company as well as by the Company to its shareholders.

If, in the opinion of the federal banking regulator, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. See "-- Prompt Corrective Action." Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

At December 31, 1996, under dividend restrictions imposed under federal and state laws, and the conditions included in the Georgia Department's approval of the Bank's charter application, the Bank could not declare dividends to the Company.

The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

CAPITAL ADEQUACY

  The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve and the appropriate federal banking regulator in the case of Bank. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

The minimum guideline for the ratio (the "Total Risk-Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of Total Capital must comprise common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital"). At December 31, 1996, the Company's consolidated Total Risk-Based Capital Ratio and its Tier 1 Risk-Based Capital Ratio (i.e., the ratio of Tier 1 Capital to risk-weighted assets) were 39.32% and 38.47%, respectively.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Company's Leverage Ratio at December 31, 1996 was 41.46%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

The Bank is subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

The Bank was in compliance with applicable minimum capital requirements as of December 31, 1996. The Company has not been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it or its subsidiary depository institution.

Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements. See "-- Prompt Corrective Action."

The federal bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. In this regard, the Federal Reserve and the FDIC have, pursuant to FDICIA, recently adopted final regulations, which will become mandatory on January 1, 1998, requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank's capital adequacy. The bank regulatory agencies have concurrently proposed a methodology for evaluating interest rate risk which would require banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures. The market risk rules will apply to any bank or bank holding company whose trading activity equals 10% or more of its total assets, or whose trading activity equals $1 billion or more.

SUPPORT OF SUBSIDIARY INSTITUTIONS

Under Federal Reserve policy, the Company is expected to act as a source of financial strength for, and to commit resources to support, each of its banking subsidiaries. This support may be required at times when, absent such Federal Reserve policy, the Company may not be inclined to provide it. In addition, any capital loans by a bank holding company to any of its banking subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of such banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Under the Federal Deposit Insurance Act ("FDIA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989, in connection with
(a) the default of a commonly controlled FDIC-insured depository institution or
(b) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver, and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors, and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The subsidiary depository institutions of the Company are subject to these cross-guarantee provisions. As a result, any loss suffered by the FDIC in respect of these subsidiaries would likely result in assertion of the cross-guarantee provisions, the assessment of such estimated losses against the depository institution's banking affiliates, and a potential loss of the Company's investment in such other subsidiary depository institutions.

PROMPT CORRECTIVE ACTION

FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, which became effective in December 1992, the federal banking regulators are required to establish five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, FDICIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.




The capital levels established for each of the categories are as follows:


===============================================================================================================
                                                      Total                Tier 1 Risk-
Capital  Category         Tier 1 Capital       Risk-Based Capital         Based Capital         Other

===============================================================================================================
Well Capitalized          5% or more          10% or more               6% or more            Not subject to
                                                                                                a capital
                                                                                                directive
 --------------------------------------------------------------------------------------------------------------
 Adequately               4% or more          8% or more                4% or more                 --
 Capitalized
 --------------------------------------------------------------------------------------------------------------
 Undercapitalized         less than 4%        less than 8%              less than 4%               --
 --------------------------------------------------------------------------------------------------------------
 Significantly            less than 3%        less than 6%              less than 3%               --
 Undercapitalized
---------------------------------------------------------------------------------------------------------------
 Critically               2% or less                    --                      --                 --
 Undercapitalized         tangible equity
===============================================================================================================

For purposes of the regulation, the term "tangible equity" includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards, plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets with certain exceptions. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. Under FDICIA, a bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations. The obligation of a controlling holding company under FDICIA to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the appropriate federal banking agency is given authority with respect to any undercapitalized depository institution to take any of the actions it is required to or may take with respect to a significantly undercapitalized institution as described below if it determines "that those actions are necessary to carry out the purpose" of FDICIA.

At December 31, 1996, the Bank had the requisite capital levels to qualify as well capitalized.

FDIC INSURANCE ASSESSMENTS

Pursuant to FDICIA, the FDIC adopted a new risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The new system, which went into effect on January 1, 1994, assigns an institution to one of three capital categories: (a) well capitalized; (b) adequately capitalized; and (c) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, as well as the prior transitional system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for members of both the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") for the first half of 1995, as they had during 1994, ranged from 23 basis points (0.23% of deposits) for an institution in the highest category (i.e., "well capitalized" and "healthy") to 31 basis points (0.31% of deposits) for an institution in the lowest category (i.e., "undercapitalized" and "substantial supervisory concern"). These rates were established for both funds to achieve a designated ratio of reserves to insured deposits (i.e., 1.25%) within a specified period of time.

Once the designated ratio for the BIF was reached in May 1995, the FDIC reduced the assessment rate applicable to BIF deposits in two stages, so that, beginning 1996, the deposit insurance premiums for 92% of all BIF members in the highest capital and supervisory categories were set at $2,000 per year, regardless of deposit size. The FDIC elected to retain the existing assessment rate range of 23 to 31 basis points for SAIF members for the foreseeable future given the undercapitalized nature of that insurance fund.

Recognizing that the disparity between the SAIF and BIF premium rates had adverse consequences for SAIF-insured institutions and other banks with SAIF assessed deposits, including reduced earnings and an impaired ability to raise funds in capital markets and to attract deposits, on July 28, 1995, the FDIC, the Treasury Department, and the Office of Thrift Supervision released statements outlining a proposed plan to recapitalize the SAIF, the principal feature of which was a special one-time assessment on depository institutions holding SAIF-insured deposits, which was intended to recapitalize the SAIF at a reserve ratio of 1.25%. This proposal contemplated elimination of the disparity between the assessment rates on BIF and SAIF deposits following recapitalization of the SAIF.

A variation of this proposal designated the Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted by Congress as part of the omnibus budget legislation and signed into law on September 30, 1996. As directed by the Funds Act, the FDIC implemented a special one-time assessment of approximately 65.7 basis points (0.657%) on a depository institution's SAIF-insured deposits held as of March 31, 1995 (or approximately 52.6 basis points on SAIF deposits acquired by banks in certain qualifying transactions).

In addition, the FDIC proposed a revision in the SAIF assessment rate schedule that effected, as of October 1, 1996 (a) a widening in the assessment rate spread among institutions in the different capital and risk assessment categories, (b) an overall reduction of the assessment rate range assessable on SAIF deposits of from 0 to 27 basis points, and (c) a special interim assessment rate range for the last quarter of 1996 of from 18 to 27 basis points on institutions subject to FICO assessments. Effective January 1, 1997, FICO assessments will be imposed on both BIF- and SAIF-insured deposits in annual amounts presently estimated at
1.29 basis points and 6.44 basis points, respectively. Beginning in January, 2000, BIF- and SAIF- insured institutions will share the FICO interest costs at equal rates currently estimated 2.43 basis points. The Funds Act further provides that BIF and SAIF are to be merged, creating the "Deposit Insurance Fund," on January 1, 1999, provided that bank and savings association charters are combined by that date.

Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

PROPOSED LEGISLATION AND REGULATORY ACTION

New regulations and statutes are regularly proposed which contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. It cannot be predicted whether or what form any proposed regulation or statute will be adopted or the extent to which the business of the Company may be affected by such regulation or statute.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

The principal place of business of both the Company and the Bank is located at 1490 Martha Berry Blvd., Rome, Georgia 30165-1618. Construction of a new, one - story, 9,000 square foot brick, traditional bank building was completed in October 1996. It includes office space for administration, lending, customer service and new accounts, operations facilities, four drive-thru tellers, six stand up teller positions, and a security vault with safe deposit boxes. The Bank owns the new building and the 2.29 acres of graded land on which the building sits. Prior to completion and occupancy of the building, the Bank was operated out of two modular office units on the bank site which provided 2,608 square feet of office space and banking facilities.

On March 11, 1997, the Bank acquired a two adjacent parcels of land, approximately one acre in size on a corner at the intersection of Second Avenue and East Eighth St., next to the YMCA, in East Rome. The cost of the lots was $211,231. The Bank purchased the lots as a future branch site but has no immediate plans for establishing a branch. Management estimates that a branch might be established on the site sometime in 1998 or 1999.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

There are no material legal proceedings to which the Company or the Bank or any of their properties are subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
------------------------------------------------------------

No matter was submitted to a vote of security-holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

The information set forth under the caption "Market for Common Equity and Related Stockholder Matters" in the 1996 Annual Report is incorporated herein by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

The information set forth under the caption "Management's Discussion and Analysis or Plan of Operation" in the 1996 Annual Report is incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS
----------------------------

The consolidated balance sheets of the Company as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows, and notes to the consolidated financial statements for each of the two years in the period ended December 31, 1996, and the report issued thereon by the Company's independent public accountants, which appear in the 1996 Annual Report are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

No change in accountants has taken place in any period subsequent to the date of the most recent financial statements. The Company had no disagreement with accountants with respect to accounting principles or practices or financial statement disclosures or auditing scope or procedure, or disagreements with regard to reportable events. The Company has had the same independent accounting firm since its inception.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
---------------------------------------------------------------------
        COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
        -------------------------------------------------

The information set forth under the caption "Election of Directors" in the Proxy Statement is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

The information set forth under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

The information set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K
------------------------------------------------

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

10.8 Contract between the Company and B&S Construction, Inc. dated October 27, 1994.(Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994).

10.9 Contract between the Company and H. Lloyd Hill, Architect. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994).

10.10 * Employment Agreement between the Company and Thomas D. Caldwell,
      III dated January 3, 1995. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994).

10.11 Mobile Modular Office Unit Lease between the Company and GE Capital Modular Space, a division of Transport International Pool, Inc. dated February 27, 1995 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994).

10.12 * Greater Rome Bancshares, Inc. 1996 Stock Incentive Plan.
      (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).

10.13 * Form of Incentive Stock Option Agreement

13.1  1996 Annual Report to Shareholders

21.1  Subsidiaries of the Registrant.

27.1  Financial Data Schedule (for S.E.C. use only).

___________________________________

* Indicates a management contract or compensatory arrangement.

(b)  Reports on Form 8-K
     -------------------

          No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1996.

                                  SIGNATURES

  In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GREATER ROME BANCSHARES, INC.

                                By:/s/ Thomas D. Caldwell, III
                                   -------------------------------------------
                                       Thomas D. Caldwell, III, President
Date: March 28, 1997
     -----------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             Signature                               Title                                      Date
             ---------                               -----                                      ----
/s/  Robert L. Berry
---------------------------------                  Director                                March 28, 1997
Robert L. Berry

/s/ Frank A. Brown, Jr                             Director                                March 28, 1997
---------------------------------
Frank A. Brown, Jr.

/s/ Thomas D. Caldwell, III                Chairman, CEO and President                     March 28, 1997
---------------------------------         (Principal Executive Officer)
 Thomas D. Caldwell, III

/s/ Gene G. Davidson                               Director                                March 28, 1997
---------------------------------
Gene G. Davidson

/s/ Henry Haskell Perry                            Director                                March 28, 1997
----------------------------------
Henry Haskell Perry

/s/ Bradford Lee Riddle                            Director                                March 28, 1997
---------------------------------
Bradford Lee Riddle

/s/ M. Wayne Robinson                              Director                                March 28, 1997
---------------------------------
 M. Wayne Robinson

/s/ Dale G. Smith                                  Director                                March 28, 1997
---------------------------------
Dale G. Smith

/s/ Paul E. Smith                                  Director                                March 28, 1997
---------------------------------
Paul E. Smith

/s/ W. Fred Talley                                 Director                                March 28, 1997
---------------------------------
W. Fred Talley

/s/ Martha Berry Walstad                           Director                                March 28, 1997
---------------------------------
Martha Berry Walstad

/s/ E. Grey Winstead, III                   (Principal Financial and Accounting            March 28, 1997
---------------------------------                         Officer)
E. Grey Winstead, III

                                 GREATER ROME BANCSHARES, INC.
                 FORM 10-KSB ANNUAL REPORT FOR THE FISCAL YEAR
                            ENDED DECEMBER 31, 1996


                               INDEX TO EXHIBITS

Exhibit                                                                                                 Sequential
Number                                                                                                     Page
------                                Description                                                       ---------
                                      -----------
 3.1      Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the                       N/A
          Company's Registration Statement No. 33-82858 on Form SB-2).

 3.2      Bylaws (Incorporated by reference to Exhibit 3.2 to the Company's Registration                   N/A
          Statement No. 33-82858 on Form SB-2).

 4.1      Provisions of Company's Articles of Incorporation and Bylaws Defining the Rights                 N/A
          of Shareholders (Incorporated by reference to Exhibit 4.1 to the Company's
          Registration Statement No. 33-82858 on Form SB-2).

 4.2      Form of Stock Certificate (Incorporated by reference to Exhibit 4.2 to the                       N/A
          Company's Registration Statement No. 33-82858 on Form SB-2).

10.2      Option to Purchase Property (Incorporated by reference to Exhibit 10.2 to the                    N/A
          Company's Registration Statement No. 33-82858 on Form SB-2).

10.3      Escrow Agreement between the Company and The Bankers Bank (Incorporated by                       N/A
          reference to Exhibit 10.3 to the Company's Registration Statement No. 33-82858 on
          Form SB-2).

10.4      Line of Credit Note to The Bankers Bank (Incorporated by reference to Exhibit 10.4               N/A
          to the Company's Registration Statement No. 33-82858 on Form SB-2).

10.5      Subscription Agreement (Incorporated by reference to Exhibit A to Part I of the                  N/A
          Company's Registration Statement No. 33-82858 on Form SB-2).

10.6      Line of Credit Note to First Rome Bank dated December 12, 1994 (Incorporated by                  N/A
          reference to the Company's Annual Report on Form 10-KSB for the year ended
          December 31, 1994).

10.7      Note payable by Bradford L. Riddle to Thomas D. Caldwell, III dated April 27, 1994               N/A
          (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the
          year ended December 31, 1994).

10.8      Contract between the Company and B&S Construction, Inc. dated October 27, 1994                   N/A
          (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the
          year ended December 31, 1994).

10.9      Contract between the Company and H. Lloyd Hill, Architect  (Incorporated by                      N/A
          reference to the Company's Annual Report on Form 10-KSB for the year ended
          December 31, 1994).

10.10  *  Employment Agreement between the Company and Thomas D. Caldwell, III dated January               N/A
          3, 1995 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994).

10.11     Mobile Modular Office Unit Lease between the Company and GE Capital Modular Space,               N/A
          a division of Transport International Pool, Inc. dated February 27, 1995
          (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the
          year ended December 31, 1994).

10.12  *  Greater Rome Bancshares, Inc. 1996 Stock Incentive Plan                                          N/A
          (Incorporated by reference to the Company's Annual Report on Form
          10-KSB for the year ended December 31, 1995).

10.13  *  Form of Incentive Stock Option Agreement.

13.1      1996 Annual Report to Shareholders.

21.1      Subsidiaries of the Registrant.

27.1      Financial Data Schedule (for S.E.C. use only).

_______________________________

*Indicates a management contract or compensactory arrangement.