Form 10QSB
period 1997-03-31
GREATER ROME BANCSHARES INC
filed 1997-05-09
CIK 928484

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-QSB

(Mark One)

 X   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
---  of 1934

     For the quarterly period ended March 31, 1997
                                    --------------

     Transition report under Section 13 or 15(d) of the Exchange Act --- For the transition period from _______________ to ________________

                         Commission File No.  0-28280

                         GREATER ROME BANCSHARES, INC.
                         -----------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)

               Georgia                         58-2117940
               --------                        ----------
       (State of Incorporation)    (I.R.S. Employer Identification No.)

       P.O. Box 5271, 1490 Martha Berry Blvd., Rome, Georgia 30162-5271
        ---------------------------------------------------------------
                   (Address of Principal Executive Offices)

                                (706) 295-9300
                                --------------
               (Issuer's Telephone Number, Including Area Code)

                                Not Applicable
                                --------------
             (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     700,000 shares of common stock, $.01 par value per share, were issued and outstanding as of April 28, 1997.

     Transitional Small Business Disclosure Format (check one):  Yes    No X
                                                                    ---   ---

                                                        Total Pages:

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

The unaudited financial statements of Greater Rome Bancshares, Inc. (the "Company") are set forth on the following pages. All adjustments have been made which, in the opinion of management, are necessary in order to make the financial statements not misleading.

                 GREATER ROME BANCSHARES, INC. and subsidiary

                          Consolidated Balance Sheets
                                  (Unaudited)
                     March 31, 1997 and December 31, 1996

                                                                     1997                     1996
                                                                --------------            -------------
                               Assets
                               ------
Cash and due from banks                                         $     544,001                  764,891
Federal funds sold                                                  2,532,735                4,058,912
                                                                --------------           --------------
   Cash and cash equivalents                                        3,076,736                4,823,803
                                                                --------------           --------------

Securities available for sale                                       2,430,094                1,489,375
   (amortized cost of $2,241,452 and $1,487,715)
Securities held to maturity                                         5,241,865                4,748,925
   (market value $5,177,232 and $4,722,155, respectively)

Loans                                                              18,025,682               13,228,943
Allowance for loan losses                                            (203,716)                (133,342)
                                                                --------------           --------------
   Net loans                                                       17,821,966               13,095,601
                                                                --------------           --------------

Premises and equipment, net                                         2,328,728                2,099,035
Accrued interest receivable and other assets                          270,811                  251,902
                                                                --------------            -------------
                                                                $  31,170,200               26,508,641
                                                                ==============            =============

             Liabilities and Stockholders' Equity
             ------------------------------------
Deposits:
   Demand                                                       $   2,837,559                3,006,709
   Interest bearing demand                                          2,806,754                1,692,466
   Savings                                                          4,219,361                3,479,435
   Time                                                            12,986,320               11,665,926
                                                                --------------           --------------
     Total deposits                                                22,849,994               19,844,536

Securities sold under agreements to repurchase                      1,900,000                        -
Accrued interest payable and other liabilities                        120,956                  286,148
                                                                --------------           --------------
     Total liabilities                                             24,870,950               20,130,684
                                                                --------------           --------------
Commitments

Stockholders' equity:
   Preferred stock, par value $1.00 per share; 100,000 shares authorized; no shares issued or outstanding
   Common stock, par value $.01 per share; 10,000,000
     shares authorized; 700,000 shares issued and
     outstanding                                                        7,000                    7,000
   Additional paid-in capital                                       6,930,117                6,930,117
   Accumulated deficit                                               (626,317)                (560,820)
   Unrealized gain/(loss) on securities available for sale            (11,550)                   1,660
                                                                --------------           --------------
     Total stockholder's equity                                     6,299,250                6,377,957
                                                                --------------           --------------
                                                                $  31,170,200               26,508,641
                                                                ==============            =============

See accompanying notes to consolidated financial statements.

                 GREATER ROME BANCSHARES, INC. and subsidiary

                     Consolidated Statements of Operations
                                  (Unaudited)
          For each of the Three Months Ended March 31, 1997 and 1996

                                                                           1997             1996
                                                                        -----------     -----------
Interest income on:
   Federal funds sold and deposits with other banks                     $    43,730          54,146
   Investment securities                                                    107,629          45,689
   Loans, including loan fees                                               378,052           7,071
                                                                        -----------     -----------
      Total interest income                                                 529,411         106,906
                                                                        -----------     -----------

Interest expense on deposits:
   Demand                                                                    14,658             945
   Savings                                                                   33,127           2,979
   Time                                                                     175,625           1,966
Interest expense on other borrowings                                          2,343            -
                                                                        -----------     -----------
      Total interest expense                                                225,753           5,890
                                                                        -----------     -----------

      Net interest income                                                   303,658         101,016
Provision for loan losses                                                    74,578           5,081
                                                                        -----------     -----------
      Net interest income after provision for loan losses                   229,080          95,935
                                                                        -----------     -----------

                                                                        -----------     -----------
Non-interest income                                                          27,269             232
                                                                        -----------     -----------

Salaries and employee benefits                                              170,255         106,460
Occupancy and equipment expense                                              57,250          22,303
Other operating                                                              94,341          51,846
                                                                        -----------     -----------
      Total non-interest expenses                                           321,846         180,609
                                                                        -----------     -----------

      Net loss                                                          $    65,497          84,442
                                                                        ===========     ===========

      Net loss per common share                                         $      0.09            0.12
                                                                        ===========     ===========

Weighted average number of shares outstanding                               700,000         700,000
                                                                        ===========     ===========

See accompanying notes to consolidated financial statements.

                 GREATER ROME BANCSHARES, INC. and subsidiary

                     Consolidated Statements of Cash Flows
                                  (Unaudited)
          For each of the Three Months Ended March 31, 1997 and 1996

                                                                             1997                    1996
                                                                        --------------          --------------
Cash flows from operating activities:
   Net loss                                                             $     (65,497)                (84,442)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
      Depreciation, amortization and accretion                                 32,679                   8,097
      Provision for loan losses                                                74,578                       -
      Change in:
        Interest receivable and other assets                                  (21,932)                (76,000)
        Interest payable and other liabilities                               (165,192)                    593
                                                                        -------------            ------------
      Net cash used by operating activities                                  (145,364)               (151,752)
                                                                        -------------           -------------

Cash flows from investing activities:
   Purchases of securities available for sale                                (952,414)                      -
   Purchases of securities held to maturity                                  (742,895)             (2,500,000)
   Proceeds from maturities and calls of securities held to maturity          250,000                       -
   Net increase in loans                                                   (4,800,943)             (1,377,295)
   Purchases of premises and equipment                                       (260,909)               (218,031)
                                                                        -------------            ------------
      Net cash used by investing activities                                (6,507,161)             (4,095,326)
                                                                        -------------            ------------

Cash flows from financing activities:
   Net change in demand and savings deposits                                1,685,064               2,577,532
   Net change in time deposits                                              1,320,394                 838,955
   Proceeds from the sale of securities under agreements to repurchase      1,900,000                       -
                                                                        -------------           -------------
      Net cash provided by financing activities                             4,905,458               3,416,487
                                                                        -------------           -------------

Change in cash and cash equivalents                                        (1,747,067)               (830,591)

Cash and cash equivalents at beginning of period                            4,823,803               5,423,506
                                                                        -------------           -------------

Cash and cash equivalents at end of period                             $    3,076,736               4,592,915
                                                                         ============           =============

Supplemental disclosures of cash flow information:
   Cash paid for interest                                              $      219,327                  2,080

   Change in unrealized gain/(loss) on securities available for sale   $      (13,210)                     -

See accompanying notes to consolidated financial statements.

                 GREATER ROME BANCSHARES, INC. and subsidiary
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Organization
   ------------

   Greater Rome Bancshares, Inc. (the "Company") is a bank holding company whose business is conducted by its wholly-owned bank subsidiary, Greater Rome Bank (the "Bank"). The Company is subject to regulation under the Bank Holding Company Act of 1956.

   The Bank is a commercial bank that serves Rome, Georgia, a community located approximately 50 miles north of metropolitan Atlanta, and surrounding Floyd County. The Bank is chartered and regulated by the State of Georgia Department of Banking and Finance and is insured and subject to regulation by the Federal Deposit Insurance Corporation.

   Operations of the Company for the period from inception (June 17, 1994) to February 26, 1996 related primarily to expenditures by the organizers for incorporating and organizing the Bank including raising capital and securing banking facilities. The Company was reported on as a developmental stage entity as of December 31, 1995.

   Basis of Presentation and Reclassification
   ------------------------------------------

   The accounting principles followed by Greater Rome Bancshares, Inc. and its subsidiary, and the methods of applying these principles, conform with generally accepted accounting principles ("GAAP") and with general practices within the banking industry. In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses and the valuation of real estate acquired in connection with or in lieu of foreclosure on loans.

   Cash and Cash Equivalents
   -------------------------

   For presentation purposes in the consolidated statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with banks and federal funds sold.

   Investment Securities
   ---------------------

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

   Available for sale securities consist of investment securities not classified as trading securities or held to maturity securities and are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on securities available for sale are excluded from earnings and are reported as a separate component of stockholders' equity until realized.

   A decline in the market value of any available for sale or held to maturity investment below cost that is deemed other than temporary is charged to earnings and establishes a new cost basis for the security.

   Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to the yield. Realized gains and losses for securities classified as available for sale and held to maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

   Loans, Loan Fees and Interest Income
   ------------------------------------

   Loans that management has the intent and ability to hold for the foreseeable future or until maturity are reported at the principal amount outstanding, net of the allowance for loan losses and any deferred fees or costs on originated loans. Interest on all loans is calculated principally by using the simple interest method on the daily balance of the principal amount outstanding.

   The Bank accounts for impaired loans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." A loan is impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price, or at the fair value of the collateral of the loan if the loan is collateral dependent. Interest income from impaired loans is recognized using a cash basis method of accounting during the time within that period in which the loans were impaired.

   Allowance for Loan Losses
   -------------------------

   The Bank's provision for loan losses is based upon management's continuing review and evaluation of the loan portfolio and is intended to create an allowance adequate to absorb losses on loans outstanding as of the end of each reporting period. For individually significant loans, management's review consists of evaluations of the financial strength of the borrowers and the related collateral. The review of groups of loans, which are individually insignificant, is based upon delinquency status of the group, lending policies, and collection experience.

   Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

   Premises and Equipment
   ----------------------

   Premises and equipment are stated at cost less accumulated depreciation. Major additions and improvements are charged to the asset accounts while maintenance and repairs that do not improve or extend the useful lives of the assets are expensed currently. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is reflected in earnings for the period.

   Depreciation expense is computed using the straight-line method over the following estimated useful lives:

     Buildings                              40  years
     Land improvements                      20  years
     Furniture, fixtures and equipment      3-7 years

   Income Taxes
   ------------

   Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

   In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the Company's assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

   Net Loss Per Share
   ------------------

   Net loss per share is based on the weighted average number of shares actually outstanding during each year. Stock options are considered to be common stock equivalents. These options are not included in the computation of net loss per share as the effect of inclusion is anti-dilutive.

   Recent Accounting Pronouncements
   --------------------------------

   During 1997, the Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128).
   SFAS 128 simplifies current standards by eliminating the presentation of primary earnings per share and requiring the presentation of basic earnings per share (EPS), which includes no potential common shares and thus no dilution. The Statement also requires entities with complex capital structures to present basic and diluted EPS on the face of the income statement and also eliminates the modified treasury stock method of computing potential common shares. The Statement is effective for financial statements issued for periods ending after December 15, 1997. Early application is not permitted. Upon adoption, restatement of all prior-period EPS data presented is required. Based upon the current capital structure of the Company, this Statement should have no effect on the present EPS calculation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

As of March 31, 1997, the Company had concluded thirteen months of banking operations with $31.2 million in total assets as compared to $26.5 million at the end of 1996. Total deposits had grown to $22.8 million as compared to $19.8 million at the end of 1996. Total loans had grown to $18.0 million, up from $13.2 million at year end 1996. The Bank's loan to deposit ratio at quarter end was 78.9% as compared to 66.7% at year end 1996. The Bank's asset/liability management objective for this ratio is a range from 70% to 80%. Given the Bank's strong capital position and available liquidity, the Bank's net interest margin is benefited by a loan to deposit ratio in the high end of this range.

In the first quarter of 1997, two additional loan officers were hired to help respond to the growing loan demand at the Bank and to provide further specialization in the consumer installment lending and commercial lending areas. Loans secured by real estate, including commercial and residential real estate, grew approximately $2.5 million in the first quarter of 1997 and represented 43.3% of the total loan portfolio at quarter end (up from 41.1% at year end
1996). Consumer loans grew approximately $1.4 million in the first quarter of 1997 and represented 28.0% of total loans at quarter end (up from 27.7% at year end 1996).

CAPITAL

At March 31, 1997, the Bank's capital position was in excess of FDIC guidelines to meet the definition of "well capitalized". Based on the level of the Bank's risk weighted assets at quarter end, the Bank had $4.0 million more capital than necessary to satisfy the "well-capitalized" criteria. The Bank's capital adequacy is monitored quarterly by the Bank's Asset/Liability Committee, as asset and liability growth, mix and pricing strategies are developed.

LIQUIDITY

The Bank's internal and external liquidity resources are considered by management to be adequate to handle expected growth and normal cash flow demands from existing deposits and loans. At March 31, 1997, the securities held to maturity had grown to $5.2 million up from $4.7 million at year end 1996. Securities available for sale had grown to $2.4 million up from $1.5 million at year end 1996. Federal funds sold were $2.5 million down from $4.1 million at year end 1996. During the first quarter, investment securities were purchased by reducing the investment in Federal funds sold in order to improve the yield on the Bank's internal liquidity resources. U.S. Treasury and government agency securities with final maturities under five years were purchased with yields 75 to 100 basis points greater than Federal funds sold at the time of purchase. At quarter end, the average life of the Bank's security portfolio is 3.25 years with an average yield of 6.19%. The average yield obtained by the Bank on Federal funds sold was 5.24%.

During the quarter, the Bank's investment in loans increased $4.8 million while deposits increased $3.0 million. The Bank sold securities under repurchase agreements in the amount of $1.9 million in order to provide temporary funding
for the loans.   As the loan to deposit ratio has approached the higher end of the asset/liability objective range (80%), management has shifted its focus from loan production to new deposit generation. More competitive deposit pricing and deposit services have been developed in an effort to stimulate deposit growth from existing customers as well as new customers.

Net deposit growth and federal funds sold provide the primary liquidity resource for loan disbursements and Bank working capital. The Bank's entire investment securities portfolio provides additional liquidity in the form of financing through master repurchase agreements executed with the Bank's correspondent banks. At quarter end the funds available for liquidity purposes consisted of $7.6 million in securities, less those sold under repurchase agreements of $1.9 million, plus Federal funds sold of $2.5 million, for a total of $8.3 million. Under these repurchase agreements, margin requirements tend to be 10% or less of the current market value of the underlying security, and the borrowing rate tends to have a spread of approximately 25 basis points over the Federal funds
sold rate.   The repurchase agreements allow the Bank to raise funds out of its total securities portfolio without being forced to sell the securities and recognize gains or losses as a result of the sale. In addition to these sources of funds, the Bank has unsecured Federal funds purchase lines of credit totaling $3.0 million. These lines may be revoked at any time by the correspondent banks.

Given the potential need to use its securities to raise liquidity, the Bank's current investment practices limit securities to final maturities not exceeding five years from the date of purchase settlement and to U.S. Treasuries and triple A rated government agency securities. The Bank has applied to the Federal Home Loan Bank of Atlanta ("FHLBA") for membership. FHLBA membership will provide an additional source of liquidity through FHLBA credit programs which can provide term funding for up to 10 years and, in certain qualified programs, up to 20 years. The Bank's first mortgage loans would be used as collateral for such financing.

Despite the anticipated losses in the first years of operations, the Company expects earnings from loans and investments and other banking services as well as steady deposit growth to provide sufficient liquidity for the long term. The Bank intends to manage its loan growth such that deposit flows will provide the primary funding for all loans as well as cash reserves for working capital and short to intermediate term marketable investments. Management will continue to seek cost effective alternative funding sources for both the short and long term, in the event that local deposit growth does not keep pace with local loan demand.

RESULTS OF OPERATIONS

The Company had a net loss of $65,498 ($0.09 per share) for the first quarter of 1997 as compared to a net loss of $84,442 ($0.12 per share) for the same period in 1996.

Net interest income increased from $101,016 in the first quarter of 1996 to $303,657 in the first quarter of 1997. This was primarily due to the increase in average earning assets from $7.9 million in the first quarter of 1996 to $25.6 million in the first quarter of 1997. The yield on average earning assets, before the provision for loan losses, was 4.81% in the first quarter of
1997 as compared to 5.1% in the first quarter of 1996.   The higher yield in
1996 was primarily due to the lower funding cost associated with almost 90% of earning assets being funded by the Bank's capital. The Bank opened for business on February 26, 1996.

The provision for loan losses was $74,578 in the first quarter of 1997, up from $5,081 in the same period last year. This was due to the growth in the Bank's loan portfolio. At March 31, 1997 the allowance for loan losses was $203,716 representing 1.13% of total loans. Total loans charged off in the first quarter of 1997 were $4,204 (0.03% of average loans outstanding during the quarter) and were all consumer loans. At quarter end, the Bank had two loans totaling $13,520 in non-accrual status. Other than non-accrual loans, no loans were in a past-due status more than 90 days. The Bank had no troubled debt restructurings.

Management takes a number of factors into consideration when determining the additions to be made to the loan loss allowance. Since the Bank has just concluded its first year of operations, it does not have sufficient history of portfolio performance on which to base additions. Accordingly, additions to the reserve are primarily based on achieving a targeted ratio of the allowance for loan losses to total loans of 1.50% by the end of 1997. This target is based on national peer group ratios and Georgia banking industry ratios. Under this methodology, charge-offs will increase the amount of additions to the allowance and recoveries will reduce additions.

In addition, management performs an on-going loan review process. All new loans are risk rated under loan policy guidelines. On a monthly basis, the composite risk ratings are evaluated in a model which assesses the adequacy of the current allowance for loan losses, and this evaluation is presented to the Board of Directors each month. On a weekly basis, loan reviews are performed on new
loans and presented in the officers weekly loan meeting.    Large loans are
reviewed periodically.   Risk ratings may be changed if it appears that new
loans may not have received the proper initial grading or, if on existing loans, credit conditions have improved or worsened.

The Bank's policy is to place loans on nonaccrual status when it appears that the collection of principal and interest in accordance with the terms of the loan is doubtful. Any loan which becomes 90 days past due as to principal or interest is automatically placed on nonaccrual.

As the Bank matures, the additions to the loan loss allowance will be based more on historical performance, the detailed loan review and allowance adequacy evaluation. Management expects to incur losses on loans from time to time when borrowers' financial conditions deteriorate. Where feasible, loans charged down or charged off will continue to be collected. Management considers the quarter end allowance adequate to cover potential losses in the loan portfolio.

Non-interest income in the first quarter of 1997 was $27,269, up from $232 in the same period of 1996. This consists primarily of service charges on deposit accounts which, in the current quarter, were $16,570 and credit life and disability insurance premium income which was $4,130. Service charges on deposit accounts are evaluated annually against service charges from other banks in the local market and against the Bank's own cost structure in providing the deposit services. This income should grow with the growth in the Bank's demand deposit account base. The credit life and disability insurance premium income is sold primarily on consumer installment debt and should grow with the growth in the Bank's consumer loan portfolio.

Non-interest expenses were $321,846 in the first quarter of 1997, up from $180,609 in the first quarter of 1996. The Bank opened for business on February 26, 1996. The majority of the expenses in the first quarter of 1996 were
primarily related to pre-opening activities.   Salaries and benefits were
$170,255 (20 full time employees) in the first quarter of 1997 as compared to $106,460 (14 full time employees) in the same period of 1996. Occupancy costs were $57,250 in the first quarter of 1997 as compared to $22,303 in the same period of 1996. In the fourth quarter of 1996, the Bank moved from modular office units, containing 2,600 square feet of leased office space and leased furniture, to its newly constructed bank building containing 9,000 square feet of office space as well as purchased furniture, fixtures and equipment. Other operating expenses were $94,341 in the first quarter of 1997 as compared to $51,846 in the same period of 1996. The first quarter of 1997 included expenses for a full quarter necessary to the operations of an established bank, such as data processing services, business development and marketing expenses, professional fees, postage and communications costs, whereas, the same period in 1996 included banking operations for little more than a third of the quarter, as the Bank was just becoming operational.

INTEREST RATE SENSITIVITY

Improvement in earnings of the Company depends upon continued earning asset growth, good asset quality and a relatively stable economic environment. Management feels it is reasonable for the Bank to continue to experience steady earning asset growth as long as interest rates remain relatively stable. The Bank is asset sensitive (meaning that rising rates tend to be beneficial) in the near and long term and is liability sensitive at the one year time horizon (meaning that falling rates tend to be beneficial). If interest rates were to rise in excess of 200 basis points, the Bank could experience improved earnings in the near term, but such a rate increase might significantly reduce the demand for loans in the Bank's local market, thus diminishing the prospects for improved earnings. If interest rates were to fall in excess of 200 basis points, the Bank could experience a short term decline in net interest margin and may even have difficulty retaining maturing certificates of deposit without having to pay above market rates.

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

        4.2     Form of Stock Certificate (Incorporated by reference to Exhibit
                4.2 to the Company's Registration Statement No. 33-82858 on Form SB-2).

        10.1 *Employment Agreement between the Company and Thomas D. Caldwell, III dated January 3, 1995. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994).

        10.2 *Greater Rome Bancshares, Inc. 1996 Stock Incentive Plan (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).

        10.3 *Form of Incentive Stock Option Agreement (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996).

        10.4 *Form of Stock Option Award to Non-employee Directors (Incorporated by reference to Appendix A to the Company's Proxy Statement for the 1997 Annual Meeting of the Shareholders to be held May 15, 1997).

        27.1    Financial Data Schedule (for S.E.C. use only).

--------------------
*   Indicates a management contract or compensatory arrangement.

    (b)     Reports on Form 8-K
            -------------------

             No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                  SIGNATURES


Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GREATER ROME BANCSHARES, INC.



Date:   May 8, 1997                 By: /s/ Thomas D. Caldwell, III
                                        ----------------------------------------
                                        Thomas D. Caldwell, III
                                        President, Chief Executive Officer


                                    By: /s/ E. Grey Winstead, III
                                        ----------------------------------------
                                        E. Grey Winstead, III
                                        Principal Financial Officer