Form 10QSB
period 1997-06-30
GREATER ROME BANCSHARES INC
filed 1997-08-11
CIK 928484

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                 FORM 10-QSB

(Mark One)

 X   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
---  of 1934
     For the quarterly period ended June 30, 1997
                                    -------------

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

                                                   Yes   X   No
                                                       -----    -----

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          700,000 shares of common stock, $.01 par value per share, were issued and outstanding as of July 28, 1997.

          Transitional Small Business Disclosure Format (check one):

                                                   Yes      No  X
                                                      -----   -----


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

                 GREATER ROME BANCSHARES, INC. and subsidiary

                          Consolidated Balance Sheets
                                  (Unaudited)
                      June 30, 1997 and December 31, 1996

                                           Assets
                                           ------
                                                                                 1997              1996
                                                                                 ----              ----
 Cash and due from banks                                                  $       866,183           764,891
 Federal funds sold                                                                91,381         4,058,912
                                                                          ---------------    --------------
    Cash and cash equivalents                                                     957,564         4,823,803

 Securities available for sale                                                  2,532,428         1,489,375
    (amortized cost of $2,535,540 and $1,487,715)
 Securities held to maturity                                                    5,227,122         4,748,925
    (market value of $5,188,643 and $4,722,155)

 Loans                                                                         22,758,458        13,228,943
 Allowance for loan losses                                                       (286,626)         (133,342)
                                                                          ---------------    --------------
    Net loans                                                                  22,471,832        13,095,601

 Premises and equipment, net                                                    2,314,822         2,099,035
 Accrued interest receivable and other assets                                     352,878           251,902
                                                                          ---------------    --------------
                                                                          $    33,856,646        26,508,641
                                                                          ===============    ==============
                                    Liabilities and Stockholders' Equity
                                    ------------------------------------
 Deposits:
    Demand                                                                $     3,666,708         3,006,709
    Interest bearing demand                                                     2,906,073         1,692,466
    Savings                                                                     4,362,104         3,479,435
    Time                                                                       15,965,390        11,665,926
                                                                          ---------------    --------------
       Total deposits                                                          26,900,275        19,844,536

 Federal funds purchased                                                          550,000               -
 Accrued interest payable and other liabilities                                   130,400           286,148
                                                                          ---------------    --------------
       Total liabilities                                                       27,580,674        20,130,684
 Commitments

 Stockholders' equity:
    Preferred stock, par value $1.00 per share; 100,000 shares authorized; no shares issued or outstanding
    Common stock, par value $.01 per share; 10,000,000
       shares authorized; 700,000 shares issued and
       outstanding                                                                  7,000             7,000
    Additional paid-in capital                                                  6,930,117         6,930,117
    Accumulated deficit                                                          (658,034)         (560,820)
    Unrealized gain/(loss) on securities available for sale                        (3,112)            1,660
                                                                          ---------------    --------------
       Total stockholder's equity                                               6,275,971         6,377,957
                                                                          ---------------    --------------
                                                                          $    33,856,646        26,508,641
                                                                          ===============    ==============

See accompanying notes to consolidated financial statements.

                 GREATER ROME BANCSHARES, INC. and subsidiary

                     Consolidated Statements of Operations
                                  (Unaudited)
       For each of the Six and Three Months Ended June 30, 1997 and 1996

                                                           Six Months         Six Months        Three Months       Three Months
                                                              Ended              Ended              Ended             Ended
                                                          June 30, 1997      June 30, 1996      June 30, 1997     June 30, 1996
                                                        ----------------   ----------------   ----------------   ---------------
Interest income on:
  Federal funds sold and deposits with other banks     $         63,912            103,807             20,182            49,661
  Investment securities                                         226,311            110,911            118,682            65,222
  Loans, including loan fees                                    888,630             99,918            510,578            92,847
                                                        ----------------   ----------------   ----------------   ---------------
      Total interest income                                   1,178,853            314,636            649,442           207,730
                                                        ----------------   ----------------   ----------------   ---------------
Interest expense on deposits:
  Demand                                                         28,924              7,734             14,266             6,789
  Savings                                                        72,262             19,831             39,135            16,852
  Time                                                          391,916             28,717            216,291            26,751
Interest expense on other borrowings                             13,012                -               10,669               -
                                                        ----------------   ----------------   ----------------   ---------------
      Total interest expense                                    506,114             56,282            280,361            50,392
                                                        ----------------   ----------------   ----------------   ---------------
      Net interest income                                       672,740            258,354            369,082           157,338
Provision for loan losses                                       165,068             30,407             90,490            25,326
                                                        ----------------   ----------------   ----------------   ---------------
      Net interest income after provision                       507,672            227,947            278,592           132,012

Non-interest income                                              61,821              9,210             34,552             8,978

Salaries and employee benefits                                  356,655            235,110            186,400           128,650
Occupancy and equipment expense                                 115,267             68,690             58,017            46,387
Other operating                                                 194,784            140,065            100,443            88,219
                                                        ----------------   ----------------   ----------------   ---------------
      Total non-interest expenses                               666,706            443,865            344,860           263,256
                                                        ----------------   ----------------   ----------------   ---------------
      Net loss                                         $        (97,214)          (206,708)           (31,717)         (122,266)
                                                        ================   ================   ================   ===============
      Net loss per common share                        $          (0.14)             (0.30)             (0.05)            (0.17)
                                                        ================   ================   ================   ===============
Weighted average number of shares outstanding                   700,000            700,000            700,000           700,000
                                                        ================   ================   ================   ===============

See accompanying notes to consolidated financial statements.

                 GREATER ROME BANCSHARES, INC. and subsidiary

                     Consolidated Statements of Cash Flows
                                  (Unaudited)
            For each of the Six Months Ended June 30, 1997 and 1996

                                                                                        1997               1996
                                                                                        ----               ----
 Cash flows from operating activities:
     Net loss                                                                    $        (97,214)        (206,708)
     Adjustments to reconcile net loss to net cash
        used by operating activities:
        Depreciation, amortization and accretion                                           66,235           26,005
         Provision for loan losses                                                        165,068           30,407
         Change in:
          Interest receivable and other assets                                           (107,019)        (173,885)
           Interest payable and other liabilities                                        (155,748)         (42,878)
                                                                                  -----------------  ---------------
         Net cash used in operating activities                                           (128,678)        (367,059)
                                                                                  -----------------  ---------------

 Cash flows from investing activities:
     Purchases of securities available for sale                                        (1,045,014)        (495,684)
     Purchases of securities held to maturity                                            (727,887)      (3,247,901)
     Proceeds from maturities and calls of securities held to maturity                    250,000              -
     Net increase in loans                                                             (9,541,299)      (6,170,285)
     Purchases of premises and equipment                                                 (279,100)        (419,795)
                                                                                  -----------------  ---------------
         Net cash used by investing activities                                        (11,343,300)     (10,333,665)
                                                                                  -----------------  ---------------

 Cash flows from financing activities:
     Net change in demand and savings deposits                                          2,756,275        5,110,777
     Net change in time deposits                                                        4,299,464        3,426,079
     Net change in short term borrowings                                                  550,000              -
                                                                                  -----------------  ---------------
         Net cash provided by financing activities                                      7,605,739        8,536,856
                                                                                  -----------------  ---------------

 Change in cash and cash equivalents                                                   (3,866,239)      (2,163,868)

 Cash and cash equivalents at beginning of period                                       4,823,803        5,423,506
                                                                                  -----------------  ---------------

 Cash and cash equivalents at end of period                                      $        957,564        3,259,638
                                                                                  =================  ===============

 Supplemental disclosures of cash flow information:
     Cash paid for interest                                                      $        494,771           44,684

     Change in unrealized gain/(loss) on securities available for sale           $         (4,772)             -

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FINANCIAL CONDITION

As of June 30, 1997, the Company had concluded sixteen months of banking operations with $33.9 million in total assets, up $7.4 million over year end 1996. Total deposits had increased $7.1 million over year end to $26.9 million. Total loans outstanding had increased $9.6 million over year end to $22.8 million. The Bank's loan-to-deposit ratio at June 30, 1997 was 84.6%, as
compared to 66.7% at year end 1996.   During the second quarter of this year,
the Bank continued to benefit from strong loan demand in the local market. Deposit growth, although strong, did not keep pace with loan demand, despite competitively priced investment products and banking services.

As the equity markets continue to reach record performance levels, local deposit dollars (similar to the national bank deposit markets) are being increasingly diverted from insured bank deposits to mutual funds and other forms of equity
investments.   In the current market environment, management  has found that the
Bank can borrow term funds from wholesale resources, such as the Federal Home Loan Bank, at rates which are less than the cost of local certificates of deposit. As a result, in the second quarter, the Bank's Asset/Liability Management Committee changed certain of the financial guidelines in its policies, to make funding sources other than local market deposits more acceptable. Management will be placing less emphasis on the Bank's loan-to-deposit ratio, and more emphasis on the Bank's loan-to-asset ratio and net-non-core-fund-dependence ratio. The net-non-core-fund-dependence ratio calculates the percentage of long term earning assets that are funded by short term borrowed funds and certificates greater than one hundred thousand dollars after deducting the Bank's short term investments. This shift in emphasis should allow the Bank to continue to meet the local market's credit demands and provide the flexibility to obtain funding from various sources at optimum rates. While this policy shift opens up greater funding flexibility, in the long run the Bank will continue to place primary funding emphasis on local deposit growth. At June 30, 1997 the Bank's loan-to-asset ratio was 67.8%, up from 50.5% at year end 1996. The Bank's net-non-core-fund-dependence ratio was 16.6%, up from 0.3% at year end 1996.

In the first quarter of 1997, two additional loan officers were hired to help respond to the growing loan demand at the Bank and to provide further specialization in the consumer installment lending and commercial lending areas. At June 30, 1997, the loan mix consisted of 45.7% in loans secured by real estate, including commercial and residential, 26.9% in commercial and industrial loans and 27.4% in consumer loans. The deposit mix was 59.3% time deposits, 13.6% non-interest bearing deposits and the remainder in interest bearing savings and transaction accounts.

Capital

At June 30, 1997, the Bank's capital position was in excess of FDIC guidelines
to meet the definition of "well capitalized".   Based on the level of the Bank's
risk weighted assets at quarter end, the Bank had $3.8 million more capital than necessary to satisfy the "well-capitalized" criteria. The Bank's capital adequacy is monitored quarterly by the Bank's Asset/Liability Committee, as asset and liability growth, mix and pricing strategies are developed.

Liquidity

The Bank's internal and external liquidity resources are considered by management to be adequate to handle expected growth and normal cash flow demands from existing deposits and loans. For the six months ended June 30, 1997, loan growth exceeded deposit growth by $2.5 million. This excess growth was funded by a reduction in federal funds sold. Given the steepness in the yield curve for U.S. Treasuries and Agencies, in the first quarter of the year, the securities held to maturity were increased $500 thousand over year end to $5.2 million, and the securities available for sale were increased $1.0 million to $2.5 million. During the first quarter, investment securities were purchased by reducing the investment in Federal funds sold in order to improve the yield on the Bank's internal liquidity resources. U.S. Treasury and government agency securities with final maturities under five years were purchased with yields 75 to 100 basis points greater than Federal funds sold at the time of purchase. At June 30, 1997, the average life of the Bank's security portfolio was 3.0 years with an average yield of 6.20%. The average yield obtained by the Bank on Federal funds sold was 5.46%. At June 30, 1997, the Bank was borrowing $550 thousand in unsecured overnight federal funds purchased at a cost of 5.75%.

Net deposit growth and federal funds sold provide the primary liquidity resource for loan disbursements and Bank working capital. The Bank's entire investment securities portfolio provides additional liquidity in the form of financing through master repurchase agreements executed with the Bank's correspondent banks. At quarter end the funds available for liquidity purposes consisted of $7.76 million in securities (eligible for sale under repurchase agreements), plus Federal funds sold of $91 thousand, for a total of $7.8 million. Under these repurchase agreements, margin requirements range from 3% to 10% of the current market value of the underlying security, and the borrowing rate tends to have a spread of approximately 25 to 40 basis points over the Federal funds sold
rate.   The repurchase agreements allow the Bank to raise funds out of its total securities portfolio without being forced to sell the securities and recognize gains or losses as a result of the sale. In addition to these sources of funds, the Bank has unsecured Federal funds purchase lines of credit totaling $3.0 million with $2.45 million available at June 30, 1997. These lines may be revoked at any time by the correspondent banks.

Given the potential need to use its securities to raise liquidity, the Bank's current investment practices limit securities to final maturities not exceeding five years from the date of purchase settlement and to U.S. Treasuries and triple A rated government agency securities.

The Bank became a member of the Federal Home Loan Bank of Atlanta ("FHLBA") in June of this year. FHLBA membership provides an additional source of liquidity through FHLBA credit programs which can provide term funding for up to 10 years and, in certain qualified programs, up to 20 years. The Bank's first mortgage loans are assigned as collateral for such financing. The Bank has approximately $4.0 million in eligible residential first mortgage loans which have been assigned to the FHBLA. These loans provide approximately $3.1 million in lendable value. The Bank also has $3.7 million in commercial first mortgage loans which may qualify as collateral for advances with the FHLBA. In July the Bank obtained a $1.0 million fixed rate advance at a rate of 5.93% for one year. This advance is secured by the assigned residential first mortgage loans. Approximately $2 million of lendable value remains in the pool of loans already assigned to the FHLBA.

Management monitors its liquidity position daily and the officers' loan committee reviews a liquidity management report on a weekly basis which reflects the Bank's results against policy guidelines and the Bank's unfunded commitments and capital position. The reports reflect funding capacity projections based on capital limits and policy limits assuming no further local market deposit growth (a worst case scenario). As of June 30, 1997, the Bank had unfunded loan commitments, primarily on commercial lines of credit, totaling $2.1 million, and the Bank's pending loan report reflected $2.0 million in loans which would probably close in the next 60 days.

The Bank intends to manage its loan growth such that deposit flows will provide the primary funding for all loans as well as cash reserves for working capital and short to intermediate term marketable investments. Management will continue to seek cost effective alternative funding sources for both the short and long term, in the event that local deposit growth does not keep pace with local loan demand. Such funding sources may include institutional certificates of deposit ("CD's"), local market CD's and brokered CD's.

RESULTS OF OPERATIONS

The Company had a net loss of $97,214 ($0.14 per share) in the first half of 1997 and a net loss of $31,717 ($0.05 per share) in the second quarter of 1997. This compares to a net loss of $206,708 ($0.30 per share) in the first half of 1996 and a net loss of $122,266 ($0.17 per share) in the second quarter of 1996.

Net interest income increased from $258,354 in the first half of 1996 to $672,740 in the first half of 1997. This was due to the increase in average earning assets from $9.5 million in the first half of 1996 to $27.6 million in the first half of 1997 and the improvement in the earning asset mix. In the
first half of 1997, loans comprised 65% of average earning assets.   In the
first half of 1996, loans were only 21% of average earning assets. The high growth rate in earning assets and the significant improvement in earning asset mix are primarily due to the fact that the Bank opened for business on February 26, 1996. Prior to that date it had no loans and no deposits. The yield on average earning assets, before the provision for loan losses, was 4.92% in the
first half of 1997 as compared to 5.47% in the first half of 1996.   The higher
yield in 1996 was primarily due to the lower funding cost associated with almost 70% of average earning assets being funded by the Bank's capital and non-interest bearing deposits. In the first half of 1997, 24% of average earning assets were funded by capital and non-interest bearing deposits.

The provision for loan losses was $165,068 in the first half of 1997, up from $30,407 in the same period last year. Second quarter 1997 was $90,490, up from $25,326 in the same period last year. This increase was due to the growth in the Bank's loan portfolio. At June 30, 1997 the allowance for loan losses was $286,626 representing 1.26% of total loans. At year end 1996, the allowance was $133,342, which was 1.00% of total loans. Total loans charged off in the first quarter of 1997 were $4,204 (0.03% of average loans outstanding during the
quarter) and were all consumer loans.   Total loans charged off in the second
quarter of 1997 were $7,720 (0.04% of average loans outstanding during the quarter) and were all consumer loans. At quarter end, the Bank had ten loans totaling $47,025, all of which were consumer loans, in non-accrual status. Other than non-accrual loans, no loans were in a past-due status more than 90 days. The Bank had no troubled debt restructurings. For the same periods last year, the Bank had no charged off loans, no non-accrual loans and no loans past-due more than 90 days.

Management takes a number of factors into consideration when determining the additions to be made to the loan loss allowance. Since the Bank has just concluded its first sixteen months of operations, it does not have sufficient history of portfolio performance on which to base additions. Accordingly, additions to the reserve are primarily based on achieving a targeted ratio for the allowance for loan losses to total loans of 1.50% by the end of 1997. This target is based on national peer group ratios and Georgia banking industry ratios. Under this methodology, charge-offs will increase the amount of additions to the allowance and recoveries will reduce additions.

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

Non-interest income in the first half of 1997 was $61,821 ($34,552 in the second quarter of 1997), up from $9,210 ($8,978 in the second quarter of 1996) in the same period of 1996. This consists primarily of service charges on deposit accounts totaling $41,326 ($24,756 in the second quarter) and credit life and disability insurance premium income which was $9,876 ($5,746 in the second quarter). Non-interest income is significantly greater in the first half of 1997 over the same period in 1996 due to the opening of the Bank on February 26,1996. No deposit or loan accounts, on which to assess service charges or fee
income, were opened prior to that date.   Service charges on deposit accounts
are evaluated annually against service charges from other banks in the local market and against the Bank's own cost structure in providing the deposit services. This income should grow with the growth in the Bank's demand deposit account base. The credit life and disability insurance premium income is sold primarily on consumer installment debt and should grow with the growth in the Bank's consumer loan portfolio.

Non-interest expenses were up 50% at $666,706 in the first half of 1997 ($344,860 in the second quarter; up 31%), as compared to $443,865 in the first half of 1996 ($263,256 in the second quarter). While non-interest expenses increased 50%, average earning assets increased 191% from the first half of 1996 to the same period in 1997. This indicates that the Bank's operating efficiencies are improving. Part of this increase is due to the fact that the Bank was operational only four months out of the first half of 1996.

Salaries and benefits in 1997 increased by 52% and included 22 employees while 1996 included 15 employees. Occupancy costs in 1997 increased 68% over 1996.
In the fourth quarter of 1996, the Bank moved from modular office units, containing 2,600 square feet of leased office space and leased furniture, to its newly constructed bank building containing 9,000 square feet of office space as well as purchased furniture, fixtures and equipment. Other operating expenses increased 39% in the first six months of 1997 over the same period in 1996. The first half of 1997 included expenses for a full six months necessary to the operations of an established bank, such as data processing services, business development and marketing expenses, professional fees, postage and communications costs, whereas, the same period in 1996 included banking operations for four out of six months, as the Bank was just becoming operational.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

          On May 15, 1997 the Company held its second annual meeting of shareholders. At that meeting the following items were voted upon with the results of the votes tabulated below each item:

                              For       Withheld/Against   Abstentions/Non-votes
                              ---       ----------------   ---------------------

          (a) to elect eleven directors to the Board of Directors to serve terms until the next annual meeting or until their successors are qualified and elected.

Director Nominee
----------------

Robert L. Berry               429,771   2,300              none
Frank A. Brown, Jr.           429,771   2,300              none
Thomas D. Caldwell, III       429,771   2,300              none
Gene G. Davidson, MD          429,771   2,300              none
Henry Haskell Perry           429,771   2,300              none
Bradford Lee Riddle           429,771   2,300              none
M. Wayne Robinson             429,771   2,300              none
Dale G. Smith                 429,771   2,300              none
Paul E. Smith                 429,771   2,300              none
W. Fred Talley                429,771   2,300              none
Martha B. Walstad             429,771   2,300              none


     (b) to approve stock option grants to the non-employee directors to purchase common stock in the Company.

                              417,351   11,420             3,300

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

10.4 *Form of Stock Option Award to Non-employee Directors (Incorporated by reference to Appendix A to the Company's Proxy Statement for the 1997 Annual Meeting of the Shareholders held May 15, 1997).

27.1  Financial Data Schedule (for S.E.C. use only).
-----------------------------------

*   Indicates a management contract or compensatory arrangement.

(b) Reports on Form 8-K
    -------------------

      No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                  SIGNATURES


Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GREATER ROME BANCSHARES, INC.



Date:  August 6, 1997                 By: /s/ Thomas D. Caldwell, III
                                         -----------------------------------
                                          Thomas D. Caldwell, III
                                          President, Chief Executive Officer



                                      By: /s/ E. Grey Winstead, III
                                         -----------------------------------
                                          E. Grey Winstead, III
                                          Principal Financial Officer