Form 10QSB
period 1997-09-30
GREATER ROME BANCSHARES INC
filed 1997-11-10
CIK 928484

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-QSB

(Mark One)

 X   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
---  of 1934
     For the quarterly period ended September  30, 1997
                                    -------------------

---  Transition report under Section 13 or 15(d) of the Exchange Act
     For the transition period from                 to
                                    ---------------    ----------------

                         Commission File No.  0-28280


                         GREATER ROME BANCSHARES, INC.
                         -----------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)


               Georgia                            58-2117940
               --------                           ----------
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

  700,000 shares of common stock, $.01 par value per share, were issued and outstanding as of October 28, 1997.

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

                 GREATER ROME BANCSHARES, INC. and subsidiary

                          Consolidated Balance Sheets
                                  (Unaudited)
                   September 30, 1997 and December 31, 1996

                                    Assets
                                    ------
                                                                   1997               1996
                                                               -----------        -----------
Cash and due from banks                                        $ 1,256,764            764,891
Federal funds sold                                               2,293,055          4,058,912
                                                               -----------        -----------
  Cash and cash equivalents                                      3,549,819          4,823,803

Securities available for sale                                    2,934,653          1,489,375
  (amortized cost of $2,934,451 and $1,487,715)
Securities held to maturity                                      5,602,475          4,748,925
  (market value $5,576,765 and $4,722,155)

Loans                                                           26,810,414         13,228,943
Allowance for loan losses                                         (387,444)          (133,342)
                                                               -----------        -----------
  Net loans                                                     26,422,970         13,095,601

Premises and equipment, net                                      2,310,213          2,099,035
Accrued interest receivable and other assets                       348,220            251,902
                                                               -----------        -----------
                                                               $41,168,350         26,508,641
                                                               ===========        ===========
                     Liabilities and Stockholders' Equity
                     ------------------------------------
Deposits:
  Demand                                                       $ 4,463,315          3,006,709
  Interest bearing demand                                        2,585,654          1,692,466
  Savings                                                        4,604,824          3,479,435
  Time                                                          20,059,659         11,665,926
                                                               -----------        -----------
    Total deposits                                              31,713,452         19,844,536

Federal Home Loan Bank advances                                  3,000,000                  -
Accrued interest payable and other liabilities                     169,783            286,148
                                                               -----------        -----------
    Total liabilities                                           34,883,235         20,130,684

Commitments

Stockholders' equity:
  Preferred stock, par value $1.00 per share; 100,000 shares authorized; no shares issued or outstanding
  Common stock, par value $.01 per share; 10,000,000
    shares authorized; 700,000 shares issued and
    outstanding                                                      7,000              7,000
  Additional paid-in capital                                     6,930,117          6,930,117
  Accumulated deficit                                             (652,204)          (560,820)
  Unrealized gain/(loss) on securities available for sale              202              1,660
                                                               -----------        -----------
    Total stockholder's equity                                   6,285,115          6,377,957
                                                               -----------        -----------
                                                               $41,168,350         26,508,641
                                                               ===========        ===========

See accompanying notes to consolidated financial statements.

                 GREATER ROME BANCSHARES, INC. and subsidiary

                     Consolidated Statements of Operations
                                  (Unaudited)
    For each of the Nine and Three Months Ended September 30, 1997 and 1996

                                                          Nine Months        Nine Months     Three Months    Three Months
                                                             Ended              Ended            Ended          Ended
                                                         Sep 30, 1997       Sep 30, 1996     Sep 30, 1997    Sep 30, 1996
                                                         ------------       ------------     ------------    ------------
Interest income on:
  Federal funds sold and deposits with other banks        $   75,363           135,856           11,451          32,049
  Investment securities                                      349,394           193,125          123,084          82,214
  Loans, including loan fees                               1,526,258           309,586          637,627         209,669
                                                          ----------          --------          -------         -------
          Total interest income                            1,951,015           638,567          772,162         323,932
                                                          ----------          --------          -------         -------
Interest expense on deposits:
  Demand                                                      42,120            16,050           13,196           8,317
  Savings                                                    117,062            44,702           44,799          24,870
  Time                                                       659,459            91,052          267,543          62,336
Interest expense on other borrowings                          30,092                 -           17,082               -
                                                          ----------          --------          -------         -------
          Total interest expense                             848,733           151,804          342,619          95,523
                                                          ----------          --------          -------         -------

          Net interest income                              1,102,282           486,763          429,543         228,409
Provision for loan losses                                    271,968            77,000          106,900          46,593
                                                          ----------          --------          -------         -------
          Net interest income after provision                830,314           409,763          322,643         181,816

Non-interest income                                          110,725            23,431           48,904          14,222

Salaries and employee benefits                               551,178           380,505          194,523         145,395
Occupancy and equipment expense                              175,321           114,957           60,054          46,267
Other operating                                              305,924           226,117          111,140          86,052
                                                          ----------          --------          -------         -------
          Total non-interest expenses                      1,032,423           721,579          365,717         277,714
                                                          ----------          --------          -------         -------
          Net income (loss)                               $  (91,384)         (288,385)           5,830         (81,676)
                                                          ==========          ========          =======         =======
          Net income (loss) per common share              $    (0.13)            (0.41)            0.01           (0.12)
                                                          ==========          ========          =======         =======
Weighted average number of shares outstanding                700,000           700,000          700,000         700,000
                                                          ==========          ========          =======         =======

See accompanying notes to consolidated financial statements.

                 GREATER ROME BANCSHARES, INC. and subsidiary

                     Consolidated Statements of Cash Flows
                                  (Unaudited)
         For each of the Nine Months Ended September 30, 1997 and 1996

                                                                                    1997              1996
                                                                                ------------       -----------
Cash flows from operating activities:
  Net loss                                                                      $    (91,384)         (288,385)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
   Depreciation, amortization and accretion                                          101,067            44,321
   Provision for loan losses                                                         271,968            77,000
   Change in:
     Interest receivable and other assets                                           (105,382)         (115,090)
     Interest payable and other liabilities                                         (116,365)          (24,705)
                                                                                ------------       -----------
   Net cash (used in) provided by operating activities                                59,904          (306,859)

Cash flows from investing activities:
  Purchases of securities available for sale                                      (1,442,614)       (1,245,853)
  Purchases of securities held to maturity                                        (1,377,762)       (3,248,014)
  Proceeds from maturities and calls of securities held to maturity                  524,655                 -
  Net increase in loans                                                          (13,599,337)      (10,224,609)
  Purchases of premises and equipment                                               (307,745)       (1,149,698)
                                                                                ------------       -----------
   Net cash used by investing activities                                         (16,202,803)      (15,868,174)

Cash flows from financing activities:
  Net change in demand and savings deposits                                        3,475,182         6,692,855
  Net change in time deposits                                                      8,393,733         5,461,355
  Net change in borrowings                                                         3,000,000                 -
                                                                                ------------       -----------
   Net cash provided by financing activities                                      14,868,915        12,154,210

Change in cash and cash equivalents                                               (1,273,984)       (4,020,823)

Cash and cash equivalents at beginning of period                                   4,823,803         5,423,506
                                                                                ------------       -----------
Cash and cash equivalents at end of period                                      $  3,549,819         1,402,683
                                                                                ============       ===========
Supplemental disclosures of cash flow information:
  Cash paid for interest                                                        $    817,856           133,294

  Change in unrealized gain/(loss) on securities available for sale             $     (1,458)              241


See accompanying notes to consolidated financial statements.
                                                                               5

                  GREATER ROME BANCSHARES, INC. and subsidiary
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   Organization
   ------------

   Greater Rome Bancshares, Inc. (the "Company") is a bank holding company whose business is conducted by its wholly owned bank subsidiary, Greater Rome Bank (the "Bank"). The Company is subject to regulation under the Bank Holding Company Act of 1956.

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

   Depreciation expense is computed using the straight-line method over the following estimated useful lives:

          Buildings                            40 years
          Land improvements                    20 years
          Furniture, fixtures and equipment    3 - 7 years

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

   Net Income or Loss Per Share
   ----------------------------

   Net income or loss per share is based on the weighted average number of shares actually outstanding during each period. Stock options are considered to be common stock equivalents. These options are not included in the computation of net income or loss per share as the effect of inclusion is anti-dilutive or is not material.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

As of September 30, 1997, the Company had concluded nineteen months of banking operations with $41.2 million in total assets, up $14.7 million over year end 1996. Total deposits had increased $11.9 million over year end to $31.7 million. Total loans outstanding had increased $13.6 million over year end to $26.8 million. The Bank's loan-to-deposit ratio at September 30, 1997 was 84.5%, as compared to 66.7% at year end 1996 and 84.6% at the end of the prior quarter. The Bank has continued to benefit from strong loan demand in the local market, which has produced steady loan growth over the first three quarters of 1997. Deposit growth, although strong, has not kept pace with loan demand, despite competitively priced investment products and banking services.

The equity markets continue to be perceived as producing better investment results than bank products. Local deposit dollars (similar to the national bank deposit markets) are being diverted from insured bank deposits to mutual funds and other forms of equity investments. In the current market environment, management has found that the Bank can borrow term funds from wholesale resources, such as the Federal Home Loan Bank, at rates which are less than the cost of local certificates of deposit. As a result, in the second quarter, the Bank's Asset/Liability Management Committee changed certain of the financial guidelines in its policies, to make funding sources other than local market deposits more acceptable. Management will be placing less emphasis on the Bank's loan-to-deposit ratio, and more emphasis on the Bank's loan-to-asset ratio and net-non-core-fund-dependence ratio. The net-non-core-fund-dependence ratio calculates the percentage of long term earning assets that are funded by short term borrowed funds and certificates greater than one hundred thousand dollars after deducting the Bank's short-term investments. This shift in emphasis should allow the Bank to continue to meet the local market's credit demands and provide the flexibility to obtain funding from various sources at optimum rates. While this policy shift opens up greater funding flexibility, in the long run the Bank will continue to place primary funding emphasis on local deposit growth. At September 30, 1997, the Bank's loan-to-asset ratio was 65.6%, up from 50.5% at year end 1996 and down from the prior quarter end at 67.8%. The Bank's net-non-core-fund-dependence ratio was 6.85%, up from 0.3% at year end 1996 and down from the prior quarter end at 13.7%. The reduction in this ratio from the prior quarter end was due to the $2.7 million increase in short term investments and $550,000 reduction in short term borrowings.

CAPITAL

At September 30, 1997, the Bank's capital position was in excess of FDIC guidelines to qualify as "well capitalized". Based on the level of the Bank's risk weighted assets at quarter end, the Bank had $3.4 million more capital than necessary to satisfy the "well-capitalized" criteria. The Bank's capital adequacy is monitored quarterly by the Bank's Asset/Liability Committee, as asset and liability growth, mix and pricing strategies are developed.

LIQUIDITY

The Bank's internal and external liquidity resources are considered by management to be adequate to handle expected growth and normal cash flow demands from existing deposits and loans. For the nine months ended September 30, 1997, loan growth exceeded deposit growth by $1.7 million. Securities held to maturity increased $900 thousand over year end to $5.6 million, and the securities available for sale increased $1.4 million to $2.9 million. Investment securities were purchased in order to improve the yield on the Bank's internal liquidity resources. U.S. Treasury and government agency securities with final maturities under five years were purchased with yields 75 to 100 basis points greater than Federal funds sold at the time of purchase. At September 30, 1997, the average life of the Bank's security portfolio was 2.6 years with an average yield of 6.22%.

During the third quarter of 1997, the Bank borrowed $3 million from the Federal Home Loan Bank ("FHLB") of Atlanta to improve its cost of funds and to improve its interest rate risk exposure. One million dollars were borrowed at a fixed rate of 5.93% for one year maturing in July of 1998. Two million dollars were borrowed at a fixed rate of 5.66% for five years maturing in September 2002, with a one-time call option in September 1999. These borrowings are secured by first mortgage real estate loans, which are assigned to the FHLB. In comparison, during the third quarter of 1997, the Bank paid more than 6.0% for one year time deposits in the local market and more than 6.2% for two year time deposits in the local market. The Bank's interest rate risk is improved with this longer term, fixed rate funding. The Bank has over $7 million in loans, which reprice from three to five years beyond September 30, 1997.

Net deposit growth, federal funds sold and marketable securities provide the primary liquidity resource for loan disbursements and Bank working capital. The Bank's investment securities portfolio provides liquidity in the form of financing through master repurchase agreements executed with the Bank's correspondent banks. At quarter end the funds available for liquidity purposes consisted of $8.0 million in securities (eligible for sale under repurchase agreements), plus Federal funds sold of $2.3 million, for a total of $10.3 million. Under these repurchase agreements, margin requirements range from 3% to 10% of the current market value of the underlying security, and the borrowing rate tends to have a spread of approximately 25 to 40 basis points over the Federal funds sold rate. The repurchase agreements allow the Bank to raise funds out of its total securities portfolio without being forced to sell the securities and recognize gains or losses as a result of the sale. In addition to these sources of funds, the Bank has unsecured Federal funds purchase lines of credit totaling $3.0 million, all of which were available at September 30, 1997. The correspondent banks may revoke these lines at any time.

Given the potential need to use its securities to raise liquidity, the Bank's current investment practices limit securities to final maturities not exceeding five years from the date of purchase settlement and to U.S. Treasuries and triple A rated government agency securities.

The Bank became a member of the Federal Home Loan Bank of Atlanta in June of 1997. FHLB membership provides an additional source of liquidity through credit programs, which can provide term funding for up to 10 years and, in certain qualified programs, up to 20 years. The Bank's first mortgage loans are assigned as collateral for such financing. The Bank has $5.7 million in eligible residential first mortgage loans that have been assigned to the FHLB. These loans provide approximately $4.4 million in lendable value, $3 million of which is already used. The Bank also has $7.0 million in commercial first mortgage loans that may qualify as collateral for advances with the FHLB.

Management monitors its liquidity position daily and the officers' loan committee reviews a liquidity management report on a weekly basis, which reflects the Bank's results against policy guidelines and the Bank's unfunded commitments and capital position. The reports reflect funding capacity projections based on capital limits and policy limits assuming no further local market deposit growth (a worst case scenario). As of September 30, 1997, the Bank had unfunded loan commitments, primarily on commercial lines of credit, totaling $3.9 million.

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

RESULTS OF OPERATIONS

The Company had a net loss of $91,384 ($0.13 per share) for the nine months ended September 30, 1997 and net income of $5,831 ($0.01 per share) for the third quarter of 1997. This compares to a net loss of $288,385 ($0.41 per share) for the nine months ended September 30, 1996 and a net loss of $81,676 ($0.12 per share) for the third quarter of 1996. The third quarter of 1997 is the first quarter in which the Bank has produced an operating profit since inception.

Net interest income increased from $486,763 for the nine months ended September 30, 1996 to $1,102,282 for the nine months ended September 30, 1997. This was due to the increase in average earning assets from $11.7 million for 1996 to $29.7 million for 1997 and the improvement in the earning asset mix. For 1997, average loans comprised 68% of average earning assets. For 1996, average loans were only 36% of average earning assets. The high growth rate in earning assets and the significant improvement in earning asset mix are primarily due to the fact that the Bank opened for business on February 26, 1996. Prior to that date the Bank had no loans and no deposits. The net yield on average earning assets, before the provision for loan losses, was 4.96% for 1997. This compares to 5.55% for 1996. The higher yield for 1996 was primarily due to the lower funding cost associated with almost 70% of average earning assets being funded by the Bank's capital and non-interest bearing deposits. For 1997, 23% of average earning assets were funded by capital and non-interest bearing deposits.

The provision for loan losses was $271,968 for the nine months ended September 30, 1997, up from $77,000 in the same period last year. Third quarter 1997 was $106,900, up from $46,593 for the same period last year. This increase was due to the growth in the Bank's loan portfolio. At September 30, 1997 the allowance for loan losses was $387,444 representing 1.45% of total loans. At year end 1996, the allowance was $133,342, which was 1.00% of total loans. Total loans charged off, net of recoveries, for the nine months ended September 30, 1997 were $17,866 (0.09% of average loans outstanding) and were all consumer loans. At quarter end, the Bank had 15 loans totaling $79,708 in non-accrual status, all of which were consumer loans. Other than non-accrual loans, no loans were in a past-due status more than 90 days. The Bank had no troubled debt restructurings. For the same periods last year, the Bank had no charged off loans, no non-accrual loans and no loans past-due more than 90 days.

Management takes a number of factors into consideration when determining the additions to be made to the loan loss allowance. Since the Bank has just concluded its first nineteen months of operations, it does not have sufficient history in its portfolio performance on which to base additions. Accordingly, additions to the reserve are primarily based on achieving a targeted ratio for the allowance for loan losses to total loans of 1.50% by the end of 1997. This target is based on national peer group ratios and Georgia banking industry ratios. Under this methodology, charge-offs will increase the amount of additions to the allowance and recoveries will reduce additions.

In addition, management performs an on-going loan review process. All new loans are risk rated under loan policy guidelines. On a monthly basis, the composite risk ratings are evaluated in a model that assesses the adequacy of the current allowance for loan losses, and this evaluation is presented to the Board of Directors each month. On a weekly basis, loan reviews are performed on new loans and presented in the officers' weekly loan meeting. Large loans are reviewed periodically. Risk ratings may be changed if it appears that new loans may not have received the proper initial grading or, if on existing loans, credit conditions have improved or worsened.

The Bank's policy is to place loans on non-accrual status when it appears that the collection of principal and interest in accordance with the terms of the loan is doubtful. Any loan that becomes 90 days past due as to principal or interest is automatically placed on non-accrual.

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

Non-interest income for the nine months ended September 30, 1997 was $110,725 ($48,904 for the third quarter of 1997), up from $23,431 ($14,222 for the third quarter of 1996) for the same period of 1996. This consists primarily of service charges on deposit accounts totaling $67,191 ($25,865 for the third quarter) and credit life and disability insurance income which was $14,826 ($4,950 for the third quarter). Non-interest income was significantly greater for 1997 over the same period for 1996 due to the opening of the Bank on February 26,1996. No deposit or loan accounts were opened prior to that date. Service charges on deposit accounts are evaluated annually against service charges from other banks in the local market and against the Bank's own cost structure in providing the deposit services. This income should grow with the growth in the Bank's demand deposit account base. The credit life and disability insurance is sold primarily on consumer installment debt and should grow with the growth in the Bank's consumer loan portfolio.

Non-interest expenses increased $310,843 or 43% to $1,032,422 for the nine months ended September 30, 1997 over the same period in 1996. For the third quarter of 1997 non-interest expenses increased $88,003 or 32% to $365,716 over the third quarter of 1996. Average earning assets for the nine months ended September 30, 1997 increased $18.0 million or 154% to $29.7 million over the same period in 1996. This indicates that the Bank's operating efficiencies continue to improve. Part of this increase in expenses is due to the fact that the Bank was operational only seven months out of the first nine months of 1996.

Salaries and benefits for the nine months ended September 30, 1997 increased 170,673 or 45% to $551,178 over the same period in 1996. This is due primarily to the growth in the number of full-time-equivalent employees from 14 in the first quarter of 1996 to 23 in the third quarter of 1997. Occupancy costs for the nine months ended September 30, 1997 increased by $60,364 or 53% to $175,321 over the same period in 1996. In the fourth quarter of 1996, the Bank moved from modular office units, containing 2,600 square feet of leased office space and leased furniture, to its newly constructed bank building containing 9,000 square feet of office space as well as purchased furniture, fixtures and equipment. Other operating expenses increased $79,806 or 35% to $305,923 over the same period in 1996. The nine months ended September 30, 1997 included expenses for a full nine months necessary to the operations of an established bank, such as data processing services, business development and marketing expenses, professional fees, postage and communications costs. The same period in 1996 included banking operations for seven months, as the Bank was just becoming operational. As noted above, the Bank's average earning assets in the nine months ended September 30, 1997 increased $18.0 million or 154% to $29.7 million, over four times the growth rate of other operating expenses. Management continues to focus on improving operating expense efficiencies, through the use of current banking technologies, out-sourcing solutions and human resource training and development.

INTEREST RATE SENSITIVITY

Improvement in the earnings of the Company depends upon continued earning asset growth, good asset quality and a relatively stable economic environment. Management feels it is reasonable for the Bank to continue to experience steady earning asset growth as long as interest rates remain relatively stable. The Bank is liability sensitive out to the one year time horizon (meaning that falling rates tend to be beneficial) and asset sensitive (meaning that rising rates tend to be beneficial) in the long term. If interest rates were to rise in excess of 200 basis points, the Bank could experience reduced earnings in the near term, and such a rate increase might significantly reduce the demand for loans in the Bank's local market, thus diminishing the prospects for improved earnings. If interest rates were to fall in excess of 200 basis points, the Bank could experience a short term increase in net interest margin but may have difficulty retaining maturing certificates of deposit without having to pay above market rates.

The Asset/Liability Committee monitors the Bank's exposure to interest rate risk on a quarterly basis. As of its most recent review, the effect of an immediate and simultaneous change in interest rates, either up or down by 200 basis points, was estimated to have less than a 10% impact on current net interest income over the next twelve months. This estimate assumes that all repricing assets and liabilities will be replaced by similar term instruments.


                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There are no material, pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 2.  CHANGES IN SECURITIES.

         (a) Not applicable.

         (b) Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

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

4.2 Form of Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement No. 33-82858 on Form SB-2).

10.1 *Employment Agreement between the Company and Thomas D. Caldwell, III dated September 1, 1997.

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

10.5 *Employment Agreement between the Company and E. Grey Winstead, III dated September 1, 1997.

27.1    Financial Data Schedule (for S.E.C. use only).

------------
* Indicates a management contract or compensatory arrangement.

(b) Reports on Form 8-K
    -------------------

    No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                 SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GREATER ROME BANCSHARES, INC.



Date:  November 5, 1997                By: /s/ Thomas D. Caldwell, III
                                           ---------------------------
                                           Thomas D. Caldwell, III
                                           President, Chief Executive Officer


                                       By: /s/ E. Grey Winstead, III
                                           -------------------------
                                           E. Grey Winstead, III
                                           Principal Financial and
                                           Accounting Officer

                         GREATER ROME BANCSHARES, INC.
          Form 10-QSB for the quarterly period ended September 30,1997

                               INDEX TO EXHIBITS

Exhibit                                                              Sequential
Number                       Description                                Page
-------  ----------------------------------------------------------  ----------

3.1      Articles of Incorporation (Incorporated by reference to
         Exhibit 3.1 to the Company's Registration Statement
         No. 33-82858 on Form SB-2).                                    N/A

3.2      Bylaws (Incorporated by reference to Exhibit 3.2 to the
         Company's Registration Statement No. 33-82858
         on Form SB-2).                                                 N/A

4.1      Provisions of Company's Articles of Incorporation and
         Bylaws Defining the Rights of Shareholders (Incorporated
         by reference to Exhibit 4.1 to the Company's Registration
         Statement No. 33-82858 on Form SB-2).                          N/A

4.2      Form of Stock Certificate (Incorporated by reference to
         Exhibit 4.2 to the Company's Registration Statement
         No. 33-82858 on Form SB-2).                                    N/A

10.1     *Employment Agreement between the Company and
          Thomas D. Caldwell, III dated September 1, 1997.

10.2     *Greater Rome Bancshares, Inc. 1996 Stock Incentive Plan
          (Incorporated by reference to the Company's Annual Report
          on Form 10-KSB for the year ended December 31, 1995).         N/A

10.3     *Form of Incentive Stock Option Agreement (Incorporated
          by reference to the Company's Annual Report on
          Form 10-KSB for the year ended December 31, 1996).            N/A

10.4     *Form of Stock Option Award to Non-employee Directors
          (Incorporated by reference to Appendix A to the
          Company's Proxy Statement for the 1997 Annual
          Meeting of the Shareholders held May 15, 1997).               N/A

10.5     *Employment Agreement between the Company and
          E. Grey Winstead, III dated September 1, 1997.

27.1     Financial Data Schedule (for S.E.C. use only).
------------
* Indicates a management contract or compensatory arrangement.