Form 10KSB40
period 1997-12-31
GREATER ROME BANCSHARES INC
filed 1998-03-26
CIK 928484

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  Form 10-KSB

Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1997

                          Commission File No. 0-28280

                         GREATER ROME BANCSHARES, INC.
          -----------------------------------------------------------
                (Name of Small Business Issuer in Its Charter)

            Georgia                                           58-2117940
   ---------------------------                         ----------------------
  (State or Other Jurisdiction                            (I.R.S. Employer
of Incorporation or Organization)                       Identification No.)

        1490 Martha Berry Blvd.
            Rome, Georgia                                         30162-5271
----------------------------------------                         ------------
(Address of Principal Executive Offices)                           (Zip Code)

                                (706) 295-9300
                         ----------------------------
               (Issuer's Telephone Number, Including Area Code)

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

State issuer's revenues for its most recent fiscal year.   $2,997,083
                                                           ----------

The aggregate market value of the voting stock as of March 27, 1998, held by non-affiliates computed by reference to the price at which the stock was sold is $5,371,498.

Seven hundred thousand (700,000) shares of the issuer's common stock were issued and outstanding as of March 27, 1998.

Portions of the following documents are incorporated by reference: (1) 1997 Annual Report to Shareholders, into Part II; (2) Proxy Statement (the "Proxy Statement") for the Annual Meeting of Shareholders to be held May 14, 1998, into
Part III.

Transitional Small Business Disclosure Format (check one).   Yes     No  X
                                                                 ---    ---


================================================================================

                                    PART I

Item 1.  Description of Business
--------------------------------

General

Greater Rome Bancshares, Inc. (the "Registrant" or the "Company") was incorporated as a Georgia corporation on June 17, 1994, primarily to own and control all of the capital stock of Greater Rome Bank (the "Bank"). The Company concluded its initial public offering (the "Offering") on September 30, 1995 by selling 700,000 shares of its common stock, $0.01 par value per share (the "Common Stock"), at a price of $10.00 per share. The Company acquired the Bank on February 26, 1996 and the Bank opened for business on the same date. The Bank is chartered under the laws of the State of Georgia and engages in the commercial banking business from a main office location in Rome Georgia with deposits insured by the Federal Deposit Insurance Corporation ("FDIC").

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

Floyd County is located in northwest Georgia, almost directly in the center of what is referred to as the "ABC" (Atlanta, Birmingham, and Chattanooga) triangle. Rome, the county seat of Floyd County, and the only major incorporated area of the County, is located 60 miles northwest of Atlanta, 62 miles south of Chattanooga, Tennessee and 123 east of Birmingham, Alabama. The 1990 census indicated Floyd County had a population of 81,251. Recent estimates indicate Floyd County to have a current population of approximately 82,300 with a median effective buying income of $28,500 per household. Rome is reached via U.S. 411, which connects to Interstate 75 just 25 miles southeast of Rome at Cartersville. It is also served by major rail carriers and by the Richard B. Russell Airport, which is located just 7 miles north of the Bank and maintains a 6,000-foot instrument runway with ILS and VOR approaches. Rome is home to several institutes of higher learning including Berry College (undergraduate and graduate), Shorter College (private) and Floyd College (a two-year unit of the University System of Georgia). Technical training is available through one of Georgia's most advanced training schools, Coosa Valley Technical Institute.
Rome is also home to one of the state's most prestigious private schools, The Darlington School, which offers kindergarten through 12th grade and attracts students from throughout the United States and many foreign countries.

The principal area of growth in Floyd County during recent years has been in the health care industry. Presently approximately 5,500 jobs are centered on health care because there are several major providers within the community and Rome has
grown to become a major regional medical center.   Floyd Medical Center (one of
the largest employers in the County) is a publicly owned hospital. Redmond Regional Medical Center, a proprietary care hospital, completed a $30 million expansion in 1996. Northwest Georgia Regional Hospital is a State of Georgia Public Hospital operated primarily as a mental and tubercular treatment center. The Harbin Clinic is a proprietary care outpatient clinic, which completed a $10 million expansion in December 1995. The remaining jobs in health care are support staff for the other practicing physicians and employees of the 4 nursing and 2 intermediate care facilities located in Floyd County.

Other major employers in Floyd County include: Floyd County School System; Rome City School System; Inland-Rome Corporation; Lindale Mills; Galey & Lord; Container Corporation of America; WADA Metals;

Oglethorpe Power Co.; Georgia Power Co.; Katsushiro of Rome and Hopton Technologies. An 80 room Hampton Inn opened in 1996. A new Best Western was opened in the summer of 1997. An article appearing in the Atlanta Business
                                                          ----------------
Chronicle, referred to Floyd County as a "sleeping giant" and opined as to how
---------
Rome is located in the center of an area that, into the 21st century, would be one of the fastest growing areas of the nation (referring to the northwest quadrant of Georgia).

Banking Services

The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the Bank's principal market area at rates intended to be competitive to those offered in the area.
In addition, the Bank offers Individual Retirement Accounts (IRAs). All deposit accounts are insured by the FDIC up to the maximum amount allowed by law (generally, $100,000 per depositor subject to aggregation rules). The Bank solicits these accounts from individuals, businesses, associations and organizations, and governmental entities.

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

Other bank services include cash management services, safe deposit boxes, travelers' checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The Bank is a member of a shared network of automated teller machines that may be used by Bank customers throughout Georgia and other regions.

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

Real Estate Loans. Loans secured generally by first or second mortgages on real estate are one of the primary components of the Bank's loan portfolio. These loans consist of commercial real estate loans, construction and development loans, residential real estate loans and home equity loans. Loan terms generally are limited to five years and often do not exceed three years, although installment payments may be structured up to a fifteen-year amortization basis. Interest rates may be fixed or adjustable, and tend to be fixed in the case of three-year term loans and adjustable in the case of five-year term loans. The Bank generally charges an origination fee. Management attempts to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by qualified appraisals, will generally not exceed 80%. In addition, the Bank typically requires personal guarantees of the principal owners of the property backed with a review by the Bank of the principal owner's personal financial statements. A number of the loans that are classified as commercial real estate loans are actually commercial loans for which a security interest in real estate is taken as additional collateral. These loans are subject to underwriting as commercial loans as described below. The principal economic risk associated with each category of loans, including real estate loans, is the creditworthiness of the Bank's borrowers. The risk associated with real estate loans varies with many factors including employment levels and fluctuations in the value of real estate.

In 1997, the Bank began originating one-to-four family residential real estate loans for sale into the secondary market. This provides long term home financing for qualified customers and generates origination fee income to the Bank. The Bank limits interest rate and credit risk on these loans by locking in the interest rate for each loan with the secondary investor and receiving the investor's underwriting approval prior to closing the loan.

Commercial Loans. The Bank makes loans for commercial purposes in various lines of businesses. Equipment loans are typically made for a term of up to five years (more typically three years) at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment with a loan-to-value ratio of 80% or less. Working capital loans are made for a term typically not exceeding one year, and are usually secured by accounts receivable, inventory and/or personal guarantees of the principals of the business, and bear interest at floating rates which are payable monthly, or less typically, quarterly. In the case of the loans secured by accounts receivable or inventory, principal is repaid as the assets securing the loan are converted into cash, and in other cases, principal is due at maturity. The principal economic risk associated with each category of loans, including commercial loans, is the creditworthiness of the Bank's borrowers. The risk associated with commercial loans varies with many factors including the economy in the Bank's lending area. In addition many of the Bank's commercial loans are made to small-to-medium sized businesses and professionals who may be less able to withstand competitive, economic and financial conditions than larger borrowers.

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

Loan Approval and Review. The Bank's loan approval policies provide for various levels of officer lending authority. When the aggregate outstanding loans to a single borrower exceed that individual officer's lending authority, the loan request requires prior approval of the President or senior loan officer. Any loan in excess of the President's or senior loan officer's authority requires prior approval by the loan committee of the Bank's board of directors. The Bank has a continuous loan review procedure involving several Bank officers. The procedures are designed to provide early identification of credit quality problems. All loan officers are charged with the responsibility of rating each of their loans and reviewing those loans on a periodic basis, the frequency of which will increase as the quality of the loans decreases.

Lending Limit. Under the Financial Institutions Code of Georgia (the "Financial Institutions Code"), the Bank is limited in the amount it can loan to a single borrower (including the borrower's related interests) by the amount of the Bank's statutory capital base. The limit is 15% of the statutory capital base unless each loan in excess of 15% is approved by the Bank's board of directors and the entire amount of the loan is secured by good collateral or other ample security. In no event may the amount loaned to any borrower exceed 25% of the Bank's statutory capital base. Based on the initial capitalization of the Bank at a level of $6.5 million as required by the Department of Banking and Finance ("DBF") and FDIC and the statutory method of calculating the lending limit requirements, the Bank's lending limit is approximately $900,000 for loans not fully secured plus an additional $600,000 (or an aggregate of approximately $1.5 million) for loans for which the entire amount is properly secured. These limits will increase and decrease as the Bank's statutory capital base increases and decreases. Most of the Bank's expected loan demand will be from borrowers who will not require loans in excess of these limits. In the event that a borrower's credit needs would exceed these limits, the Bank may seek to sell participations in the loan to the extent necessary to maintain these lending limits.

Competition

The banking business is highly competitive. Management believes that the sale of three locally-owned financial institutions (First Rome Bank, Georgia State Bank of Rome and Home Federal Savings Bank, Rome) in recent years to out-of-state holding companies, supports the need for a locally owned, community bank in Rome. Deposit growth in Floyd County has averaged 3.0% per year from June 1993 to June 1997 and was 6.5% from June 1996 to June 1997. The Bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in Floyd County and elsewhere. As of June 1996, there were 30 existing financial institution offices in Floyd County representing a total of 13 commercial banks, savings associations and credit unions. A number of these competitors are well established in the Floyd County area. Most of them have substantially greater resources and lending limits and may have a lower cost of funds than the Bank. These banks offer certain services, such as extensive and established branch networks and trust services, which the Bank does not expect to provide in the foreseeable future. As a result of these competitive factors, the Bank may have to pay higher rates of interest and provide superior customer service in order to attract deposits. Management believes that the Bank can compete effectively with these institutions but cannot assure that it will do so.

Employees

The Bank commenced operations on February 26, 1996 with 14 full-time employees
and had 23 equivalent full-time employees on December 31, 1997.   The Bank's
employees are not subject to a collective bargaining agreement. The Company has no employees other than its officers, none of whom receive remuneration for their services to the Company. The Company conducts no business other than that of the being a bank holding company. The Company currently has three officers, Thomas D. Caldwell, III, President and Chief Executive Officer, Robert L. Berry, Secretary, and E. Grey Winstead, III, Chief Financial Officer and Principal Accounting Officer.

                             STATISTICAL INFORMATION

The following tables set forth certain statistical information and should be read in conjunction with the financial statements of Greater Rome Bancshares, Inc. The Company became a bank holding company on February 26, 1996, when the Bank commenced operations. Information for 1996 reflects 10 full months of bank operations.




I. Distribution of Assets, Liabilities, and Stockholders Equity; Interest Rates and Interest Differential

                                                  1997            1996         1997          1996        1997         1996
                                                 Average         Average      Income/       Income/      Yield        Yield
                                                 Balance         Balance     (Expense)     (Expense)  (Rate Paid)  (Rate Paid)
                                                 -------         -------     ---------     ---------  -----------  -----------
     Loans                                 $    22,517,410      6,035,929    2,255,079       605,126     10.01%       10.03%
     Taxable investment securities               7,791,229      4,502,533      482,641       280,826      6.19%        6.24%
     Federal funds sold                          1,858,945      3,326,058      100,499       175,449      5.41%        5.27%
                                            --------------------------------------------------------------------------------
     Average earning assets                $    32,167,584     13,864,520    2,838,219     1,061,401      8.82%        7.66%
                                            --------------------------------------------------------------------------------

     Cash & due from banks                         872,616        448,566
     Fixed assets                                2,274,665        971,300
     Other assets                                  317,356        168,702
                                            -----------------------------
     Average total assets                  $    35,632,221     15,453,088
                                            -----------------------------

     Interest bearing demand deposits            2,810,804      1,068,875      (55,224)      (26,066)    -1.96%       -2.44%
     Savings and money market deposits           4,424,565      2,076,121     (160,563)      (75,701)    -3.63%       -3.65%
     Time deposits                              16,518,978      3,902,904     (963,689)     (211,831)    -5.83%       -5.43%
     Borrowed funds                              1,367,814            475      (79,841)          (26)    -5.84%       -5.47%
                                            --------------------------------------------------------------------------------
     Average interest bearing liabilities  $    25,122,161      7,048,375   (1,259,317)     (313,624)    -5.01%       -4.45%
                                            --------------------------------------------------------------------------------

     Non-interest bearing deposits               3,733,515      1,723,249
     Other liabilities                             158,381        103,562
     Stockholders' equity                        6,320,840      6,577,902
                                            -----------------------------
     Average total liabilities and equity  $    35,334,897     15,453,088
                                            -----------------------------

     Net interest income yield on           --------------------------------------------------------------------------------
         average earning assets            $    32,167,584     13,864,520    1,578,902       747,777      4.91%        5.39%
                                            --------------------------------------------------------------------------------

Notes:

1 Non-accruing loans are included in the average balances. Average non-accruing loans were $38,547 in 1997 and were less than $1,000 in 1996.
2 Loan fees are included in the interest income computation and were $123,908 in 1997 and $33,163 in 1996.

The following table sets forth a summary of the changes in interest income and interest expense resulting from changes in volume and rates from 1996 to 1997.

                                                        Increase/(Decrease)
                                          --------------------------------------------
                                                Net            Due to         Due to
                                              Change          Rate (1)      Volume (1)
                                              ------          --------      ----------
Interest Earning Assets
Loans                                   $   1,649,953            (639)      1,650,592
Taxable investment securities                 201,815          (1,922)        203,737
Federal funds sold                            (74,950)          4,263         (79,213)
                                          --------------------------------------------
       Total Interest Income                1,776,818           1,702       1,775,116
                                          --------------------------------------------

Interest Bearing Liabilities
Interest bearing demand deposits               29,158          (5,945)         35,103
Savings and money market deposits              84,862            (362)         85,224
Time deposits                                 751,858          17,018         734,840
Borrowed funds                                 79,815               2          79,813
                                          --------------------------------------------
       Total Interest Expense                 945,693          10,713         934,980
                                          --------------------------------------------

Net Interest Income                     $     831,125          (9,011)        840,136
                                          ============================================

(1) The changes in interest income and expense not due solely to rate or volume have been allocated proportionately to the rate and volume amounts calculated before allocation.



II.    Investment Portfolio

       Refer to note (2) Investment Securities of the Notes to Consolidated Financial Statements included in the 1997 Annual Report, which is incorporated herein by reference.

       The weighted average yield of investment securities maturing in one year or less as of December 31, 1997 was 6.24%. The weighted average yield of investment securities maturing from one to five years as of December 31, 1997 was 6.14%.

III.  Loan Portfolio

                                        12/31/97                       12/31/96
              Loan types                Balance                        Balance
              ----------                -------                        -------
      Commercial                   $      7,527,458             $        4,155,632

      Real estate -- construction           475,431                        355,635

      Real estate -- mortgage            14,976,035                      5,112,913

      Consumer loans                      7,310,351                      3,656,887

                                     ---------------              -----------------
                            Total  $     30,289,275             $       13,281,067
                                     ===============              =================


                                                                  Maturity and repricing by type
                                   -----------------------------------------------------------------------------------------------
                                           due in 1 year           due from 1 through 5 years            due after 5 years
                                   -----------------------------------------------------------------------------------------------
                                    Fixed rate    Variable rate    Fixed rate      Variable rate      Fixed rate    Variable rate
                                    ----------    -------------    ----------      -------------      ----------    -------------
      Commercial                   $ 2,065,322        1,520,142     2,166,220         1,775,774              -               -

      Real estate -- construction      342,560           99,423        33,448                 -              -               -

      Real estate -- mortgage        1,930,104        1,326,214    10,763,936           935,781              -               -

      Consumer loans                 3,057,303          301,070     3,747,653           143,563         49,957               -

                                   -----------------------------------------------------------------------------------------------
                            Total  $ 7,395,289        3,246,849    16,711,257         2,855,118         49,957               -
                                   ===============================================================================================

      The maturity distribution is less than the total at year end by the amount of non-accrual loans totaling $30,805.


             Risk Elements                                                             12/31/97                   12/31/96
             -------------                                                              Balance                    Balance
                                                                                       --------                   --------
      Nonaccrual, Past Due and Restructured Loans
      -------------------------------------------
      Non-accrual loans                                                                $ 30,805                    $ 1,781
      Accruing loans contractually past due 90 days or more                            $    -                      $   -
      Troubled debt restructurings                                                     $    -                      $   -

      The amount of interest that would have been included in income on the above nonaccrual loans if they had been current in accordance with their original terms was $63 in 1996 and $1,127 in 1997. The amount of interest that was included in interest on the above loans was $57 in 1996 and $1,994 in 1997.

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


                                 STATISTICAL INFORMATION, continued

IV.   Summary of Loan Loss Experience
                                                                                            12/31/97              12/31/96
                                                                                            --------              --------
      Allowance for possible loan losses at the beginning of the year             $           133,342    $                -

      Charge-offs:
            Commercial                                                                              -                     -
            Real estate - construction                                                              -                     -
            Real estate - mortgage                                                                  -                     -
            Consumer loans                                                                     87,254                   658
                                                                                     -----------------      ----------------
                                    Total                                                      87,254                   658
                                                                                     -----------------      ----------------
      Recoveries:
            Commercial                                                                              -                     -
            Real estate - construction                                                              -                     -
            Real estate - mortgage                                                                  -                     -
            Consumer loans                                                                        762                     -
                                                                                     -----------------      ----------------
                                    Total                                                         762                     -
                                                                                     -----------------      ----------------
      Net charge-offs:                                                                         86,492                   658
      Additions charged to operations                                                         433,694               134,000

                                                                                     -----------------      ----------------
      Balance at end of year                                                      $           480,544    $          133,342
                                                                                     =================      ================

      Average loans outstanding, net of unearned income                           $        22,517,410    $        6,035,929
                                                                                     =================      ================
      Ratio of net charge-offs during the period to average loans
            outstanding during the period                                                        0.38%                 0.01%
                                                                                     =================      ================

Management takes a number of factors into consideration when determining the additions to be made to the loan loss allowance. Since the Bank is approaching the end of its second year of operations, it does not have a sufficient history of portfolio performance on which to base additions. Additions to the reserve are primarily based on achieving a targeted ratio of the allowance for loan losses to total loans of 1.50% by the end of 1997. This target is based on national peer group ratios and Georgia ratios which reflect average ratios of 1.46% (national peer) and 1.45% (Georgia). Under this methodology, charge-offs will increase the amount of additions to the allowance and recoveries will reduce additions.

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

V.    Deposits

                                                                    Average          Average     Average     Average
                                                                    Balance          Balance       Rate        Rate
                                                                     1997             1996         1997        1996
                                                                     ----             ----         ----        ----
           Non-interest bearing deposits                $          3,733,515        1,723,249
           Interest bearing demand deposits                        2,810,804        1,068,875      1.96%       2.44%
           Savings and money market deposits                       4,424,565        2,076,121      3.63%       3.65%
           Time deposits                                          16,518,978        3,902,904      5.83%       5.43%

                                                           -----------------------------------------------------------
                       Total average deposits           $         27,487,862        8,771,149      4.29%       3.58%
                                                           ===========================================================

      As of December 31, 1997 the amount outstanding of time certificates of deposit of $100,000 or more was $5,583,231. Amounts by time remaining until maturity on time deposits of $100,000 or more were:

                       3 months or less                 $            577,264
                       over 3 through 6 months                       932,050
                       over 6 through 12 months                    3,264,591
                       over 12 months                                809,326
                                                           ------------------
                                                        $          5,583,231
                                                           ==================



VI.   Return on Equity and Assets
                                                       1997              1996
                                                       ----              ----

           Return on average assets                    0.12%            -2.57%

           Return on average equity                    0.66%            -6.03%

           Dividend payout ratio                       0.00%             0.00%

           Average equity to average asset ratio      17.74%            42.57%

                           SUPERVISION AND REGULATION

The following discussion sets forth the material elements of the regulatory framework applicable to banks and bank holding companies and provides certain specific information related to the Company.

General

The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). As such, the Company and, if applicable, its non-bank subsidiaries are subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Federal Reserve.

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

The BHC Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that the Company, and any other bank holding company located in Georgia may now acquire a bank located in any other state, and any bank holding company located outside Georgia may lawfully acquire any Georgia-based bank, regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements, and other restrictions. The Interstate Banking Act also generally provides that, after June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, a state had the ability either to "opt in" and accelerate the date after which interstate branching is permissible or "opt out" and prohibit interstate branching altogether.

In response to the Interstate Banking Act, the Georgia General Assembly adopted the Georgia Interstate Banking Act, which was effective on July 1, 1995. The Georgia Interstate Banking Act provides that (a) interstate acquisitions by institutions located in Georgia will be permitted in states that also allow national interstate acquisitions and (b) interstate acquisitions of institutions located in Georgia will be permitted by institutions in states that allow national interstate acquisitions.

Additionally, on January 26, 1996, the Georgia Assembly adopted the Georgia Interstate Branching Act which permits Georgia-based banks and bank holding companies owning or acquiring banks outside of Georgia and all non-Georgia banks and bank holding companies owning or acquiring banks in Georgia to merge any lawfully acquired bank into an interstate branch network. The Georgia Interstate Branching Act also allows banks to establish de novo branches on a limited basis as of July 1, 1996. Beginning July 1, 1998, the number of de novo branches which may be established will no longer be limited.

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

At December 31, 1997, under dividend restrictions imposed under federal and state laws, and the conditions included in the Georgia Department's approval of the Bank's charter application, the Bank could not declare dividends to the Company.

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

The minimum guideline for the ratio (the "Total Risk-Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of Total Capital must comprise common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital"). At December 31, 1997, the Company's consolidated Total Risk-Based Capital Ratio and its Tier 1 Risk-Based Capital Ratio (i.e., the ratio of Tier 1 Capital to risk-weighted assets) were 21.4% and 20.1%, respectively.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Company's Leverage Ratio at December 31, 1997 was 15.1%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

The Bank is subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

The Bank was in compliance with applicable minimum capital requirements as of December 31, 1997. The Company has not been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it or its subsidiary depository institution.

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

The federal bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels.
In this regard, the Federal Reserve and the FDIC have, pursuant to FDICIA, recently adopted final regulations, which will become mandatory on January 1, 1998, requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank's capital adequacy. The bank regulatory agencies' methodology for evaluating interest rate risk requires banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures. The market risk rules apply to any bank or bank holding company whose trading activity equals 10% or more of its total assets, or whose trading activity equals $1 billion or more.

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

The capital levels established for each of the categories are as follows:


==================================================================================================
                                                Total           Tier 1 Risk-
Capital Category      Tier 1 Capital     Risk-Based Capital     Based Capital          Other
==================================================================================================
Well Capitalized       5% or more           10% or more          6% or more      Not subject to a
                                                                                 capital directive
--------------------------------------------------------------------------------------------------
Adequately             4% or more           8% or more           4% or more             --
Capitalized
--------------------------------------------------------------------------------------------------
Undercapitalized       less than 4%         less than 8%         less than 4%           --
--------------------------------------------------------------------------------------------------
Significantly          less than 3%         less than 6%         less than 3%           --
Undercapitalized
--------------------------------------------------------------------------------------------------
Critically             2% or less                --                   --                --
Undercapitalized       tangible equity
==================================================================================================

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

At December 31, 1997, the Bank had the requisite capital levels to qualify as well capitalized.

FDIC Insurance Assessments

Pursuant to FDICIA, the FDIC adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (a) well capitalized; (b) adequately capitalized; and (c) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the risk-based assessment system there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for members of both the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") for the first half of 1995 ranged from 23 basis points (0.23% of deposits) for an institution in the highest category (i.e., "well capitalized" and "healthy") to 31 basis points (0.31% of deposits) for an institution in the lowest category (i.e., "undercapitalized" and "substantial supervisory concern"). These rates were established for both funds to achieve a designated ratio of reserves to insured deposits (i.e., 1.25%) within a specified period of time.

Once the designated ratio for the BIF was reached in May 1995, the FDIC reduced the assessment rate applicable to BIF deposits in two stages, so that, beginning in 1996, the deposit insurance premiums for 92% of all BIF members in the highest capital and supervisory categories were set at $2,000 per year, regardless of deposit size. The FDIC elected to retain the existing assessment rate range of 23 to 31 basis points for SAIF members for the foreseeable future given the undercapitalized nature of that insurance fund.

Recognizing that the disparity between the SAIF and BIF premium rates had adverse consequences for SAIF-insured institutions and other banks with SAIF assessed deposits, the Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted by Congress as part of the omnibus budget legislation and signed into law on September 30, 1996. As directed by the Funds Act, the FDIC implemented a special one-time assessment of approximately 65.7 basis points (0.657%) on a depository institution's SAIF-insured deposits held as of March 31, 1995 (or approximately 52.6 basis points on SAIF deposits acquired by banks in certain qualifying transactions).

In addition, the FDIC has implemented a revision in the SAIF assessment rate schedule that effected, as of October 1, 1996 (a) a widening in the assessment rate spread among institutions in the different capital and risk assessment categories, (b) an overall reduction of the assessment rate range assessable on SAIF deposits of from 0 to 27 basis points, and (c) a special interim assessment rate range for the last quarter of 1996 of from 18 to 27 basis points on institutions subject to Financing Corporation ("FICO") assessments. Effective January 1, 1997, assessments to help pay off the $780 million in annual interest payments on the $8 billion FICO bonds issued in the late 1980's as part of the government rescue of the thrift industry were imposed on both BIF- and SAIF-insured deposits in annual amounts presently estimated at 1.29 basis points and
6.44 basis points, respectively. Beginning in January 2000, BIF- and SAIF-insured institutions will share the FICO interest costs at equal rates currently estimated at 2.43 basis points.

Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. It cannot be predicted whether or what form any proposed regulation or statute will be adopted or the extent to which the business of the Company may be affected by such regulation or statute.

Item 2.  Description of Property
--------------------------------

The principal place of business of both the Company and the Bank is located at 1490 Martha Berry Blvd., Rome, Georgia 30165-1618. Construction of a new one-story, 9,000 square foot brick, traditional bank building was completed in October 1996. It includes office space for administration, lending, customer service and new accounts, operations facilities, four drive-through tellers, six stand up teller positions, and a security vault with safe deposit boxes. The Bank owns the building and the 2.29 acres of graded land on which the building sits. Prior to completion and occupancy of the building, the Bank was operated out of two modular office units on the bank site, which provided 2,608 square feet of office space and banking facilities.

On March 11, 1997, the Bank acquired two adjacent parcels of land, approximately one acre in size on a corner at the intersection of Second Avenue and East Eighth St., next to the YMCA, in East Rome. The cost of the lots was $211,231. In November 1997, the Bank received regulatory approval to build a 1,820 square foot branch banking office on the site. The estimated cost of the site work, the building, furniture, fixtures and equipment is $360,000. Bids have been accepted on $298,000 of this amount. Approximately $62,000 in furniture, fixtures and computer equipment remains to be contracted. The Branch is expected to be completed and operational in the second quarter of 1998.

The street address of the Branch is 800 East Second Ave. After evaluating the market potential for this area known as East Rome, management decided that a Branch was necessary to service banking customers who consider our current location to be inconvenient. Financial projections for the new Branch show that it will not contribute to earnings until 1999.

Item 3.  Legal Proceedings
--------------------------

There are no material legal proceedings to which the Company or the Bank or any of their properties are subject.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    Part II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
-------------------------------------------------------------------------------

The information set forth under the caption "Market for Common Equity and Related Stockholder Matters" in the 1997 Annual Report is incorporated herein by reference.

Item 6.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations
---------------------

The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1997 Annual Report is incorporated herein by reference.

Item 7.   Financial Statements
------------------------------

The consolidated balance sheets of the Company as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows, and notes to the consolidated financial statements for each of the three years in the period ended December 31, 1997, and the report issued thereon by the Company's independent public accountants, which appear in the 1997 Annual Report are incorporated herein by reference.

Item 8.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

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

                                   Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
----------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

The information set forth under the caption "Election of Directors" in the Proxy Statement is incorporated herein by reference.

Item 10.  Executive Compensation
--------------------------------

The information set forth under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

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

4.2 Form of Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement No. 33-82858 on Form SB-2).

10.1 *Employment Agreement between the Company and Thomas D. Caldwell, III dated September 1, 1997. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997).

10.2 *Greater Rome Bancshares, Inc. 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).

10.3  *Form of Incentive Stock Option Agreement (Incorporated by reference to
      Exhibit 10.13 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996).

10.4 *Form of Stock Option Award to Non-employee Directors (Incorporated by reference to Appendix A to the Company's Proxy Statement for the 1997 Annual Meeting of the Shareholders held May 15, 1997).

10.5 *Employment Agreement between the Company and E. Grey Winstead, III dated September 1, 1997. (Incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997).

13.1  1997 Annual Report to Shareholders.

21.1 Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996).

27.1  Financial Data Schedule (for S.E.C. use only).

----------------------------------
*   Indicates a management contract or compensatory arrangement.

(b)   Reports on Form 8-K
      -------------------

         No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1997.

                                   SIGNATURES

  In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GREATER ROME BANCSHARES, INC.

                                By:/s/ Thomas D. Caldwell, III
                                   ---------------------------------------------
                                       Thomas D. Caldwell, III, President
Date: March 27, 1998
     -----------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                              Title                       Date
             ---------                              -----                       ----
/s/ Robert L. Berry                                Director                March 27, 1998
-------------------------------
Robert L. Berry

/s/ Frank A. Brown, Jr.                            Director                March 27, 1998
-------------------------------
Frank A. Brown, Jr.

/s/ Thomas D. Caldwell, III              Chairman, CEO and President       March 27, 1998
-------------------------------         (Principal Executive Officer)
Thomas D. Caldwell, III

/s/ Gene G. Davidson                               Director                March 27, 1998
-------------------------------
Gene G. Davidson

/s/ Henry Haskell Perry                            Director                March 27, 1998
-------------------------------
Henry Haskell Perry

/s/ Bradford Lee Riddle                            Director                March 27, 1998
-------------------------------
Bradford Lee Riddle

/s/ M. Wayne Robinson                              Director                March 27, 1998
-------------------------------
M. Wayne Robinson

/s/ Dale G. Smith                                  Director                March 27, 1998
-------------------------------
Dale G. Smith

/s/ Paul E. Smith                                  Director                March 27, 1998
-------------------------------
Paul E. Smith

/s/ W. Fred Talley                                 Director                March 27, 1998
-------------------------------
W. Fred Talley

/s/ Martha Berry Walstad                           Director                March 27, 1998
-------------------------------
Martha Berry Walstad

/s/ E. Grey Winstead, III            (Principal Financial and Accounting   March 27, 1998
-------------------------------                    Officer)
E. Grey Winstead, III

                         GREATER ROME BANCSHARES, INC.
     Form 10-KSB Annual Report for the Fiscal Year ended December 31, 1997

                               INDEX TO EXHIBITS

Exhibit                                                               Sequential
Number                     Description                                   Page
------                     -----------                                   ----

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

4.2          Form of Stock Certificate (Incorporated by
             reference to Exhibit 4.2 to the Company's
             Registration Statement No. 33-82858 on Form SB-2).           N/A

10.1         *Employment Agreement between the Company and
             Thomas D. Caldwell, III dated September 1, 1997.
             (Incorporated by reference to Exhibit 10.1 of the
             Company's Quarterly Report on Form 10-QSB for the
             quarter ended September 30, 1997).                           N/A

10.2         *Greater Rome Bancshares, Inc. 1996 Stock Incentive
             Plan (Incorporated by reference to Exhibit 10.12 of
             the Company's Annual Report on Form 10-KSB for the
             year ended December 31, 1995).                               N/A

10.3         *Form of Incentive Stock Option Agreement
             (Incorporated by reference to Exhibit 10.13 of the
             Company's Annual Report on Form 10-KSB for the year
             ended December 31, 1996).                                    N/A

10.4         *Form of Stock Option Award to Non-employee
             Directors (Incorporated by reference to Appendix A to the Company's Proxy Statement for the 1997
             Annual Meeting of the Shareholders held May 15,
             1997).                                                       N/A

10.5         *Employment Agreement between the Company and E.
             Grey Winstead, III dated September 1, 1997.
             (Incorporated by reference to Exhibit 10.5 of the
             Company's Quarterly Report on Form 10-QSB for the
             quarter ended September 30, 1997).                           N/A

13.1         1997 Annual Report to Shareholders.                          N/A

21.1         Subsidiaries of the Registrant (Incorporated by
             reference to Exhibit 21.1 of the Company's Annual
             Report on Form 10-KSB for the year ended December
             31, 1996).                                                   N/A

27.1         Financial Data Schedule (for S.E.C. use only).               N/A

-----------------------------------
* Indicates a management contract or compensatory arrangement.