Form 10QSB
period 1998-03-31
GREATER ROME BANCSHARES INC
filed 1998-05-11
CIK 928484

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC  20549

                                 FORM 10-QSB

(Mark One)

 X   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
---  of 1934 For the quarterly period ended March 31, 1998
                                            --------------

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


  Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
     ___       ___

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

700,000 shares of common stock, $.01 par value per share, were issued and outstanding as of April 28, 1998.

 Transitional Small Business Disclosure Format (check one):   Yes ___   No X
                                                                          ---

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

                 GREATER ROME BANCSHARES, INC. and subsidiary

                          Consolidated Balance Sheets
                                  (Unaudited)
                      March 31, 1998 and December 31, 1997

                                    Assets
                                    ------

                                                                                1998                   1997
                                                                               -----                  -----

 Cash and due from banks                                                   $    742,196              1,530,896
 Federal funds sold                                                           3,912,929              1,433,528
                                                                           ------------            -----------
      Cash and cash equivalents                                               4,655,125              2,964,424
                                                                           ------------            -----------

 Securities available for sale                                                2,693,716              2,690,808
      (amortized cost of $2,687,270 and $2,686,023)
 Securities held to maturity                                                  6,939,868              6,325,869
      (market value $6,938,315 and $6,317,936)

 Loans                                                                       32,469,669             30,202,967
 Allowance for loan losses                                                     (520,148)              (480,544)
                                                                           ------------            -----------
      Net loans                                                              31,949,521             29,722,423
                                                                           ------------            -----------

 Premises and equipment, net                                                  2,329,168              2,271,350
 Accrued interest receivable and other assets                                   699,730                721,703
                                                                           ------------            -----------
                                                                            $49,267,128             44,696,577
                                                                           ============            ===========

                     Liabilities and Stockholders' Equity
                     ------------------------------------

 Deposits:
      Demand                                                                $ 4,024,985              4,414,480
      Interest bearing demand                                                 3,074,661              2,987,988
      Savings                                                                 6,761,990              4,780,996
      Time                                                                   24,689,791             21,382,715
                                                                           ------------            -----------
                      Total deposits                                         38,551,427             33,566,179

 Federal Home Loan Bank advances                                              4,000,000              4,000,000
 Securities sold under repurchase agreement                                           -                500,000
 Accrued interest payable and other liabilities                                 231,779                207,373
                                                                           ------------            -----------
                      Total liabilities                                      42,783,206             38,273,552
                                                                           ------------            -----------
 Commitments

 Stockholders' equity:
      Preferred stock, par value $1.00 per share; 100,000 shares authorized; no shares issued or outstanding
      Common stock, par value $.01  per share; 10,000,000
           shares authorized; 700,000 shares issued and outstanding               7,000                  7,000
      Additional paid-in capital                                              6,930,117              6,930,117
      Accumulated deficit                                                      (457,150)              (518,877)
      Accumulated other comprehensive income:
           Unrealized gain/(loss) on securities available for sale                3,955                  4,785
                                                                           ------------            -----------
           Total stockholder's equity                                         6,483,922              6,423,025
                                                                           ------------            -----------
                                                                           $ 49,267,128             44,696,577
                                                                           ============            ===========

See accompanying notes to consolidated financial statements.

                         GREATER ROME BANCSHARES, INC.

               Statement of Operations and Comprehensive Income
                                  (Unaudited)
              For the Three Months Ended March 31, 1998 and 1997



                                                                           1998                1997
                                                                         -------             -------
Interest income:
    Loans, including loan fees                                         $  788,621             378,052
    Federal funds sold and deposits with other banks                       41,528              43,730
    Investment securities, including dividends                            140,866             107,629
                                                                       ----------           ---------
          Total interest income                                           971,015             529,411
                                                                       ----------           ---------
Interest expense:

    Interest bearing demand deposits                                       13,431              14,658
    Savings deposits                                                       50,725              33,127
    Time deposits                                                         346,671             175,625
    Other                                                                  57,856               2,343
                                                                       ----------           ---------
          Total interest expense                                          468,683             225,753
                                                                       ----------           ---------
          Net interest income                                             502,332             303,658
Provision for loan losses                                                  47,500              74,578
                                                                       ----------           ---------
          Net interest income after provision                             454,832             229,080
                                                                       ----------           ---------
Other income:
    Service charges                                                        33,133              16,570
    Other                                                                  18,457              10,699
                                                                       ----------           ---------
          Total other income                                               51,590              27,269
                                                                       ----------           ---------
Other expenses:
Salaries and employee benefits                                            234,215             170,255
Occupancy                                                                  60,662              57,250
Other operating                                                           132,528              94,341
                                                                       ----------           ---------
           Total other expenses                                           427,405             321,846
                                                                       ----------           ---------
           Income (loss) before income taxes                               79,017             (65,497)

Income tax expense                                                         17,290                   -
                                                                       ----------           ---------
           Net earnings (loss)                                         $   61,727             (65,497)
                                                                       ----------           ---------
Other comprehensive income, before tax:
    Unrealized gain/(loss) on securities available for
       sale arising during period                                           1,660             (13,210)
Income tax expense on other comprehensive income                            2,490                   -
                                                                       ----------           ---------
    Other comprehensive income, net of tax                                   (830)            (13,210)
                                                                       ----------           ---------
Comprehensive income                                                   $   60,896             (78,708)
                                                                       ==========           =========
Net earnings (loss) per share                                          $     0.09               (0.09)
                                                                       ==========           =========
Diluted net earnings (loss) per share                                  $     0.09               (0.09)
                                                                       ==========           =========

See accompanying notes to consolidated financial statements.

                 GREATER ROME BANCSHARES, INC. and subsidiary

                     Consolidated Statements of Cash Flows
                                  (Unaudited)
              For the Three Months Ended March 31, 1998 and 1997

                                                                                     1998                    1997
                                                                                   -------                 -------
Cash flows from operating activities:
      Net earnings (loss)                                                      $    61,727                (65,497)
      Adjustments to reconcile net earnings (loss) to net cash
          used by operating activities:
          Depreciation, amortization and accretion                                  38,533                 32,679
          Provision for loan losses                                                 47,500                 74,578
          Change in:
             Interest receivable and other assets                                   12,739                (21,932)
             Interest payable and other liabilities                                 24,406               (165,192)
                                                                               -----------             ----------
          Net cash used in operating activities                                    184,905               (145,364)
                                                                               -----------             ----------
 Cash flows from investing activities:
      Purchases of securities available for sale                                         -               (952,414)
      Purchases of securities held to maturity                                  (1,749,063)              (742,895)
        Proceeds from maturities and calls of
        securities held to  maturity                                             1,135,591                250,000
      Net increase in loans                                                     (2,274,598)            (4,800,943)
      Purchases of premises and equipment                                          (91,382)              (260,909)
                                                                               -----------             ----------
          Net cash used by investing activities                                 (2,979,452)            (6,507,161)
                                                                               -----------             ----------
 Cash flows from financing activities:
      Net change in demand and savings deposits                                  1,678,172              1,685,064
      Net change in time deposits                                                3,307,076              1,320,394
      Net change in short term borrowings                                         (500,000)             1,900,000
                                                                               -----------             ----------
          Net cash provided by financing activities                              4,485,248              4,905,458
                                                                               -----------             ----------
 Change in cash and cash equivalents                                             1,690,701             (1,747,067)

 Cash and cash equivalents at beginning of period                                2,964,424              4,823,803
                                                                               -----------             ----------
 Cash and cash equivalents at end of period                                    $ 4,655,125              3,076,736
                                                                               ===========             ==========
 Supplemental disclosures of cash flow information:
      Cash paid for interest                                                   $   453,784                219,327

      Change in unrealized gain/(loss) on securities available for sale        $     1,660                (13,210)

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

   A loan is considered impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price, or at the fair value of the collateral of the loan if the loan is collateral dependent. Interest income from impaired loans is recognized using a cash basis method of accounting during the time within that period in which the loans were impaired.

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

Net Earnings Per Share
----------------------
Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per
Share" became effective for the Company for the year-ended December 31, 1997. This new standard specifies the computation, presentation and disclosure requirements for earnings per share and is designed to simplify previous earnings per share standards and to make domestic and international practices more compatible. Earnings per share are based on the weighted average number of common shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. All earnings per share amounts have been restated to conform to the provisions of SFAS No. 128.

SFAS No. 128 requires the presentation on the face of the statement of earnings of earnings per share with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants. Additionally, the new statement requires the reconciliation of the amounts used in the computation of both "earnings per share" and "diluted earnings per share" for the periods presented in the financial statements. For the quarter ended March 31, 1998, the per share amounts were calculated as follows:

                                                            Net           Common         Per Share
                                                          Earnings         Share          Amount
                                                          --------         -----          ------
             Earnings per share                             61,727        700,000           0.09

             Effect of stock options                             -          9,000              -

             Diluted earnings per share                     61,727        709,000           0.09

With regard to the quarter ended March 31, 1997, the effect of the stock options would be anti dilutive. There were 700,000 weighted average number of shares outstanding for the quarter ended March 31, 1997.

Recent Accounting Pronouncements
--------------------------------
During the first quarter of 1998, the Company implemented the following pronouncements. The Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 specifies the presentation and disclosure of operating segment information reported in the annual report and interim reports issued to stockholders. The provisions of both statements are effective for fiscal years beginning after December 15, 1997. The management of the Company believes that the adoption of these statements has not had a material impact on the Company's financial position, results of operations, or liquidity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-QSB and the exhibits hereto which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the "Act"). In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items; (2) statements of plans and objectives of the Company or its management or Board of Directors, including those relating to products or services; (3) statements of future economic performance; and (4) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Facts that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (1) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted; (2) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (3) inflation, interest rate, market and monetary fluctuations; (4) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users;
(5) changes in consumer spending, borrowing and saving habits; (6) technological changes; (7) acquisitions; (8) the ability to increase market share and control expenses; (9) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiary must comply; (10) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board; (11) changes in the Company's organization, compensation and benefit plans; (12) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (13) the success of the Company at managing the risks involved in the foregoing.

Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

FINANCIAL CONDITION

As of March 31, 1998, the Company had concluded twenty-five months of banking operations with $49.3 million in total assets, up $4.6 million over year-end 1997. Total deposits had increased $5.0 million over year-end 1997 to $38.5
million.   Total loans outstanding had increased $2.3 million over year-end 1997 to $32.5 million. The Bank's loan-to-asset ratio at March 31, 1998 was 66.4%, as compared to 68.1% at year-end 1997.

Loan growth in the first quarter of 1998 was approximately 60% of the average quarterly growth rate experienced in prior quarters and 47% of the loan growth experienced in the first quarter of 1997. Three factors contributed to this decline: 1) Management slowed new loan commitments and funding early in the first quarter of 1998, because loan growth in the fourth quarter of 1997 had pushed the Bank's loan-to-asset ratio to the Bank's financial management limit of 70%; 2) The unusually wet winter weather dampened real estate lending activities; and 3) Even though the Bank had strong loan growth in the first quarter of 1997, from a historical perspective, the winter quarter tends to be one of the slower loan production seasons. Management expects loan growth to continue at a rate closer to its prior quarterly average of $3.6 million for the balance of the year, assuming no economic surprises.

Deposit growth in the first quarter of 1998 was twice that of loan growth. This is not representative of historical trends in deposit and loan growth, which have tended to reflect loan growth greater than deposit growth. The banking industry continues to experience stiff competition from non-banks for deposit and investment type products. Competition for local deposit dollars continues
to put upward pressure on the cost of deposits.   In the current market
environment, management has found that the Bank can borrow term funds from wholesale resources at rates that are less than the cost of local certificates of deposit. The Bank's Asset/Liability Management Committee has adopted policies designed to diversify funding sources in the event that local market deposits become even less available and more costly. Within limits, the Bank may obtain funding from brokered certificates of deposit and other forms of wholesale borrowing, such as the Federal Home Loan Bank and term repurchase agreements. These policies should allow the Bank to continue to meet the local market's credit demands and provide the flexibility to obtain funding from various sources at optimum rates. While this policy shift provides greater funding flexibility, in the long run the Bank will continue to place primary funding emphasis on local deposit growth.

In the first quarter of 1998, the Bank began construction of a branch banking facility at the East Rome site that was acquired for $211,000 in the first quarter of 1997. The Department of Banking and Finance approved the Bank's application in November 1997 to open a branch banking office at 800 East Second Avenue in Rome (the "East Rome Office"), approximately two miles south of the Bank's main office. The East Rome Office was planned in response to requests by current customers and others in the community who have told management that an office in East Rome would be more convenient to them. The new office will be a full service branch, and management expects it to produce more deposits than loans. Demographic analysis of the area indicates that it has the highest level of bank deposits per household in the greater Rome area.

The cost of the East Rome Office building and site work is estimated to be approximately $360 thousand. If the weather cooperates, management expects the new office will be open for business by June 1998. Management projects that the new office should be making a contribution to earnings after twelve months of operations and should position the Bank to more fully service the greater Rome market.

CAPITAL

At March 31, 1998, the Bank's capital position was in excess of FDIC guidelines
to qualify as "well capitalized".   Based on the level of the Bank's risk
weighted assets at quarter end, the Bank had $3.0 million more capital than necessary to satisfy the "well-capitalized" criteria. The Bank's capital adequacy is monitored quarterly by the Bank's Asset/Liability Committee, as asset and liability growth, mix and pricing strategies are developed.

LIQUIDITY

The Bank's internal and external liquidity resources are considered by management to be adequate to handle expected growth and normal cash flow demands from existing deposits and loans. For the quarter ended March 31, 1998, deposit growth exceeded loan growth by $2.7 million. Securities held to maturity increased $600 thousand over year-end to $6.9 million. Securities available for sale were $2.7 million. Investment securities were purchased in order to improve the yield on the Bank's internal liquidity resources. U.S. Treasury and government agency securities with final maturities under five years were purchased with yields 50 to 60 basis points greater than Federal funds sold at the time of purchase. At March 31, 1998, the average life of the Bank's securities portfolio was 3.0 years with an average yield of 6.21%. At quarter end, the Bank had a commitment outstanding to purchase a Fannie Mae, 7-year balloon, mortgage backed security with a 7.5% coupon and final maturity of October 1, 2001. The principal to be purchased was $418,980. This security will be classified as available for sale when the purchase is funded in April 1998.

During the first quarter of 1998, the Bank paid off the $500 thousand repurchase agreement that was outstanding at December 31, 1997. At March 31, 1998, the Bank had $4 million in advances from the Federal Home Loan Bank ("FHLB") of Atlanta. These advances were obtained in 1997 to improve the Bank's cost of funds and to improve interest rate risk exposure. One million dollars were borrowed at a fixed rate of 5.93% for one year, maturing in July of 1998. Two million dollars were borrowed at a fixed rate of 5.66% for five years maturing in September 2002, with a one-time call option in September 1999. One million dollars were borrowed at a fixed rate of 5.45% maturing in September of 2000 and callable quarterly by the FHLB after March 8, 1998. These borrowings are secured by first mortgage real estate loans, which are assigned to the FHLB.

Net deposit growth, federal funds sold and marketable securities provide the primary liquidity resource for loan disbursements and Bank working capital. The Bank's investment securities portfolio provides liquidity in the form of financing through master repurchase agreements executed with the Bank's correspondent banks. At quarter end the funds available for liquidity purposes consisted of $9.1 million in securities (eligible for sale under repurchase agreements), plus Federal funds sold of $3.9 million, for a total of $13.0 million. Under these repurchase agreements, margin requirements range from 3% to 10% of the current market value of the underlying security, and the borrowing rate tends to have a spread of approximately 25 to 40 basis points over the
Federal funds sold rate.   The repurchase agreements allow the Bank to raise
funds out of its total securities portfolio without being forced to sell the securities and recognize gains or losses as a result of the sale. In addition to these sources of funds, the Bank has unsecured Federal funds purchase lines of credit totaling $3.0 million, all of which were available at quarter end.
The correspondent banks may revoke these lines at any time.

The Bank became a member of the Federal Home Loan Bank of Atlanta in June of 1997. FHLB membership provides an additional source of liquidity through credit programs, which can provide term funding for up to 10 years and, in certain qualified programs, up to 20 years. The Bank's first mortgage loans are assigned as collateral for such financing. The Bank has $6.0 million in eligible residential first mortgage loans that have been assigned to the FHLB. These loans provide approximately $4.9 million in lendable value, $4 million of which is already used. The Bank also has $6.6 million in commercial mortgage loans that may qualify as collateral for advances with the FHLB.

Management monitors its liquidity position daily and the Asset Review Committee reviews a liquidity management report on a weekly basis, which reflects the Bank's results against policy guidelines and the Bank's unfunded commitments and capital position. The reports reflect funding capacity projections based on capital limits and policy limits assuming no further local market deposit growth (a worst case scenario). As of March 31, 1998, the Bank had unfunded loan commitments, primarily on commercial lines of credit, totaling $3.9 million.

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

RESULTS OF OPERATIONS

The Company had net earnings of $61,727 ($0.09 per share) for the three months ended March 31, 1998. This compares to a net loss of $65,497 ($0.09 per share) for the three months ended March 31, 1997.

Net interest income increased 65% from $303,658 for the three months ended March 31, 1997 to $502,332 for the three months ended March 31, 1998. This was primarily due to the 71% increase in average earning assets from $25.6 million for 1997 to $43.8 million for 1998 and the improvement in the earning asset mix.
For 1998, average loans comprised 72% of average earning assets.   For 1997,
average loans were 60% of average earning assets. The net yield on average earning assets, before the provision for loan losses, was 4.65% for 1998. This
compares to 4.81% for 1997.   The lower yield for 1998 was primarily due to the
higher funding cost associated with 83% of average earning assets being funded by interest bearing deposits. For 1997, 74% of average earning assets were funded by interest bearing deposits.

SUMMARY OF LOAN LOSS EXPERIENCE

                                                                              Three months              Three months
                                                                              ------------              ------------
                                                                                  ended                    ended
                                                                                  -----                    -----
                                                                                 3/31/98                  3/31/97
                                                                                 -------                  -------
Allowance for possible loan losses at the beginning of the quarter         $      480,544                  133,342
Charge-offs:
  Real estate - mortgage                                                            2,924                        -
  Consumer loans                                                                    7,462                    4,204
                                                                           --------------            -------------
  Total                                                                            10,386                    4,204
                                                                           --------------            -------------
Recoveries:
  Real estate - mortgage                                                                -                        -
  Consumer loans                                                                    2,490                        -
                                                                           --------------            -------------
  Total                                                                             2,490                        -
                                                                           --------------            -------------
Net charge-offs:                                                                    7,896                    4,204
Additions charged to operations                                                    47,500                   74,578
                                                                           --------------            -------------
Balance at end of quarter                                                  $      520,148                  203,716
                                                                           ==============            =============
Average loans outstanding, net of unearned income                          $   31,529,214               15,287,955
                                                                           ==============            =============
Ratio of net charge-offs to average loans                                            0.03%                    0.03%
                                                                           ==============            =============

Management takes a number of factors into consideration when determining the additions to be made to the loan loss allowance. Since the Bank has just concluded twenty-five months of operations, it does not have sufficient history in its portfolio performance on which to base additions. Accordingly, additions to the reserve are primarily based on maintaining a targeted ratio for the allowance for loan losses to total loans equal to at least 1.50%. This target is based on national peer group ratios and Georgia banking industry ratios. Under this methodology, charge-offs will increase the amount of additions to the allowance and recoveries will reduce additions.

In addition, management performs an on-going loan review process. All new loans are risk rated under loan policy guidelines. On a monthly basis, the composite risk ratings are evaluated in a model that assesses the adequacy of the current allowance for loan losses, and this evaluation is presented to the Board of Directors each month. On a weekly basis, loan reviews are performed on new
loans and presented in the weekly Asset Review Committee meeting.    Large loans
are reviewed periodically.   Risk ratings may be changed if it appears that new
loans may not have received the proper initial grading or, if on existing loans, credit conditions have improved or worsened.

The Bank's policy is to place loans on non-accrual status when it appears that the collection of principal and interest in accordance with the terms of the loan is doubtful. Any loan that becomes 90 days past due as to principal or interest is automatically placed on non-accrual, unless corrective action is certain and imminent.

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

RISK ELEMENTS

                                                                    March 31, 1998             March 31, 1997
                                                                    --------------             --------------
Nonaccrual, Past Due and Restructured Loans
-------------------------------------------
Nonaccrual loans                                                   $               -                   13,520
Accruing loans contractually past due 90 days or more              $          19,857                        -
Troubled debt restructurings                                       $               -                        -

Non-interest income for the three months ended March 31, 1998 was $51,590, up 89% from $27,269 for the same period of 1997. This consists primarily of service charges on deposit accounts totaling $33,133, up 100% from $16,570 in 1997. Mortgage origination fees were $8,569 in the first quarter of 1998. In mid 1997 the Bank expanded its residential real estate lending program to include mortgage loan programs available through the secondary mortgage markets. This expands the availability of longer-term mortgage financing for our qualified customers and produces loan origination fee income for the Bank.

Non-interest expenses were $427,404 for the three months ended March 31, 1998, up 33% from $321,846 in the same period for 1997. The lower growth rate of non-interest expenses relative to the earning asset growth rate of 71% indicates that the Bank's operating efficiencies continue to improve.

Salaries and benefits for the three months ended March 31, 1998 increased 38% to $234,214 from $170,255 for the same period in 1997. This is due to the growth in the number of full-time-equivalent employees and increases in the costs of employee benefits. The number of employees grew from 20 at the end of the first quarter of 1997 to 24 at the end of the first quarter of 1998. Occupancy costs for the three months ended March 31, 1998 increased 6% to $60,662 from $57,250 for the same period in 1997. Other operating expenses increased 40% to $132,528 from $94,340 for the same period in 1997. Most of this increase is due to the higher volume of business associated with business development and marketing costs, professional fees for unreimbursed loan origination expenses, collection expenses and data processing costs. Management continues to focus on improving operating expense efficiencies, through the use of current banking technologies, outsourcing solutions and human resource training and development. In the first quarter of 1998, the Bank implemented its telephone banking service, which provides customers with access to their account information 24 hours a day, seven days a week, and allows the customers to initiate certain transactions such as funds transfers.

Income tax expense on other comprehensive income was $2,490 for the first quarter of 1998. This amount reflects income tax calculated on the accumulated unrealized gain on securities available for sale at March 31, 1998. At December 31, 1997, no income tax expense on the unrealized gain on securities available for sale was recorded, due to immateriality. At December 31, 1997 this amount, calculated at statutory income tax rates, was $1,816. Had it been recorded at year-end, the income tax expense on other comprehensive income in the first quarter of 1998 would have been $674.

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

The Asset/Liability Committee monitors the Bank's exposure to interest rate risk on a quarterly basis. As of its most recent review, the effect of interest rate changes, either up or down by 200 basis points, assuming the changes occur ratably over the next four quarters, was estimated to have less than a 10% impact on current net interest income over the next twelve months. This estimate assumes that all repricing assets and liabilities will be replaced by similar term instruments.

YEAR 2000 PROCESSING RISK

The Board and management consider the Year 2000 ("Y2K") computer processing risk to be a serious risk for the banking and financial services industry in particular and for all businesses which depend on computer hardware and software to perform the critical functions of their businesses. In the third quarter of 1997, the Board established a Y2K Policy and Y2K Compliance Committee. The Committee is headed by senior management, meets monthly and regularly reports to the Audit and Compliance Committee of the Board and to the full Board.

The Company and Bank do not use proprietary computer hardware or software. Therefore, they depend upon outsourced data processing services and third party software. Management has identified all mission critical hardware and software applications and is following the general guidelines promulgated by the Federal Financial Institutions Examination Council and the FDIC to assure that such applications will be renovated, with testing in progress, by December 31, 1998, or contingency plans will be in the process of implementation. At this time, the servicing vendors appear to have completed their assessments and have described to the Bank their time lines for renovation and testing. Management has no reason to believe at this time, that all mission critical applications for the Bank and Company will not be adequately addressed by our vendors' plans.

The Bank's core processing, which maintains all customer record keeping and financial management information systems, is handled by Fiserv, Inc., an international data processing company, which specializes in financial institution data processing and serves 15% of the banks, credit unions and savings institutions in the U.S. Thousands of financial institutions with over fifty million customer accounts are processed on its systems. Accordingly, Fiserv must satisfy all regulatory requirements imposed upon bank data processors. The Bank's Fiserv service center has reported that it will begin testing its program renovations in June of 1998.

Management is currently reviewing all of the Bank's significant commercial loan relationships to determine how much Y2K risk may exist in the Bank's customer base. To the extent that such risk is identified, management will request such customers to develop their own compliance strategy and will require those customers to keep us informed of their progress. Management's current plans are to help the Bank's customers understand the risks involved, to share the Bank's strategies and to encourage those customers to satisfy their compliance requirements on time lines that are consistent with those of the Bank. The Bank's loan agreements and credit review processes have been modified to address this risk. The Bank's contingency plans for customers who fail to adequately address this risk may include, but will not be limited to, requiring such customers to pay off their loans.

The costs of implementing Y2K solutions on mission critical systems have not been fully determined as of the date of this report. The Bank's local area computer network was already budgeted for upgrade in 1998 to workstations and file-servers that will be Y2K ready. The budget for these upgrades is approximately $30,000. Management expects that some of our mission critical processing vendors will charge the Bank for conducting tests on renovated systems. While management has requested that these vendors provide estimates of any renovation or testing charges, none has been provided to date, citing that such charges, if any, have not yet been determined. The Bank's core application processor, Fiserv, has told the Bank that it will not be charged for renovation work, however, testing charges may be assessed.


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

10.2 *Greater Rome Bancshares, Inc. 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-KSB for the year-ended December 31, 1995).

10.3   *Form of Incentive Stock Option Agreement (Incorporated by reference to
        Exhibit 10.13 of the Company's Annual Report on Form 10-KSB for the year-ended December 31, 1996).

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

27.1    Financial Data Schedule (for S.E.C. use only).

---------------
*   Indicates a management contract or compensatory arrangement.

(b)   Reports on Form 8-K
      -------------------

      No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                 SIGNATURES


Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GREATER ROME BANCSHARES, INC.



Date:  May 6, 1998                  By: /s/ Thomas D. Caldwell, III
                                       ----------------------------------
                                       Thomas D. Caldwell, III
                                       President, Chief Executive Officer


                                    By: /s/ E. Grey Winstead, III
                                       ----------------------------------
                                       E. Grey Winstead, III
                                       Principal Financial and
                                       Accounting Officer

                         GREATER ROME BANCSHARES, INC.
           Form 10-QSB for the quarterly period ended March 31, 1998

                               INDEX TO EXHIBITS

Exhibit                                                                                       Sequential
Number                                Description                                                Page
-------                               -----------                                                ----

3.1    Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's       N/A
       Registration Statement No. 33-82858 on Form SB-2).

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

10.2  *Greater Rome Bancshares, Inc. 1996 Stock Incentive Plan (Incorporated by
       reference to Exhibit 10.12 of the Company's Annual Report on Form 10-KSB for
       the year-ended December 31, 1995).                                                         N/A

10.3  *Form of Incentive Stock Option Agreement (Incorporated by reference to
       Exhibit 10.13 of the Company's Annual Report on Form 10-KSB for the year-
       ended December 31, 1996).                                                                  N/A

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

27.1  Financial Data Schedule (for S.E.C. use only).

----------------------------------------
*   Indicates a management contract or compensatory arrangement.