Form 10QSB
period 1998-06-30
GREATER ROME BANCSHARES INC
filed 1998-08-11
CIK 928484

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

 X       Quarterly report under Section 13 or 15(d) of the Securities Exchange
---      Act of 1934 For the quarterly period ended June 30, 1998

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


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                           ---
         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         700,400 shares of common stock, $.01 par value per share, were issued and outstanding as of July 31, 1998.

         Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                       ---

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

                  GREATER ROME BANCSHARES, INC. and subsidiary

                           Consolidated Balance Sheets
                                  (Unaudited)
                       June 30, 1998 and December 31, 1997


                                                     Assets
                                                     ------
                                                                                      1998                       1997
                                                                                      ----                       ----
 Cash and due from banks                                                        $    1,173,156                1,530,896
 Federal funds sold                                                                  2,071,149                1,433,528
                                                                                ---------------          ---------------
     Cash and cash equivalents                                                       3,244,305                2,964,424
                                                                                ---------------          ---------------
 Securities available for sale                                                       4,578,595                2,690,808
     (amortized cost of $4,374,986 and $2,686,023)
 Securities held to maturity                                                         6,775,997                6,325,869
     (market value $6,781,426 and $6,317,936)
 Loans                                                                              36,850,621               30,202,967
 Allowance for loan losses                                                            (574,510)                (480,544)
                                                                                ---------------          ---------------
     Net loans                                                                      36,276,111               29,722,423
                                                                                ---------------          ---------------
 Premises and equipment, net                                                         2,742,815                2,271,350
 Accrued interest receivable and other assets                                          815,781                  721,703
                                                                                ---------------          ---------------
                                                                                $   54,433,604               44,696,577
                                                                                ===============          ===============

                                          Liabilities and Stockholders' Equity
                                          ------------------------------------
 Deposits:
     Demand                                                                     $    5,545,045                4,414,480
     Interest bearing demand                                                         3,395,032                2,987,988
     Savings                                                                         6,485,114                4,780,996
     Time                                                                           27,431,203               21,382,715
                                                                                ---------------          ---------------
         Total deposits                                                             42,856,394               33,566,179

 Federal Home Loan Bank advances                                                     4,700,000                4,000,000
 Securities sold under repurchase agreements                                                 -                  500,000
 Accrued interest payable and other liabilities                                        325,043                  207,373
                                                                                ---------------          ---------------
         Total liabilities                                                          47,881,437               38,273,552
                                                                                ---------------          ---------------
 Commitments

 Stockholders' equity:
     Preferred stock, par value $1.00 per share; 100,000 shares authorized; no shares issued or outstanding
     Common stock, par value $.01 per share; 10,000,000
         shares authorized; 700,400 and 700,000 shares, respectively,
         issued and outstanding                                                          7,004                    7,000
     Additional paid-in capital                                                      6,934,113                6,930,117
     Accumulated deficit                                                              (391,120)                (518,877)
     Accumulated other comprehensive income:
         Unrealized gain/(loss) on securities available for sale                         2,170                    4,785
                                                                                ---------------          ---------------
         Total stockholder's equity                                                  6,552,167                6,423,025
                                                                                ---------------          ---------------
                                                                                $   54,433,604               44,696,577
                                                                                ===============          ===============

See accompanying notes to consolidated financial statements.

                  GREATER ROME BANCSHARES, INC. and subsidiary

         Consolidated Statements of Operations and Comprehensive Income
                                   (Unaudited)
        For each of the Six and Three Months Ended June 30, 1998 and 1997



                                                                   Six Months      Six Months      Three Months     Three Months
                                                                     Ended            Ended           Ended            Ended
                                                                 June 30, 1998    June 30, 1997    June 30, 1998    June 30, 1997
                                                                ---------------  ---------------  ---------------  ---------------
Interest income:
    Loans, including loan fees                                    $  1,673,605        888,630         884,984          510,578
    Investment securities, including dividends                         302,756        226,311         161,890          118,682
    Federal funds sold and deposits in other banks                      79,412         63,912          37,884           20,182
                                                                   -----------    -----------     -----------      -----------
       Total interest income                                         2,055,773      1,178,853       1,084,758          649,442
                                                                   -----------    -----------     -----------      -----------
Interest expense:
    Time deposits                                                      728,245        391,916         381,574          216,291
    Savings deposits                                                   115,160         72,262          64,435           39,135
    Interest bearing demand deposits                                    29,693         28,924          16,262           14,266
    Other                                                              116,028         13,012          58,172           10,669
                                                                   -----------    -----------     -----------      -----------
       Total interest expense                                          989,126        506,114         520,443          280,361
                                                                   -----------    -----------     -----------      -----------
       Net interest income                                           1,066,647        672,739         564,315          369,081
Provision for loan losses                                              120,340        165,068          72,840           90,490
                                                                   -----------    -----------     -----------      -----------
       Net interest income after provision                             946,307        507,671         491,475          278,591
                                                                   -----------    -----------     -----------      -----------
Non-interest income:
    Service charges                                                     72,753         41,326          39,620           24,756
    Other                                                               42,753         20,495          24,296            9,796
                                                                   -----------    -----------     -----------      -----------
       Total non-interest income                                       115,506         61,821          63,916           34,552
                                                                   -----------    -----------     -----------      -----------
Non-interest expenses:
    Salaries and employee benefits                                     481,558        356,655         247,343          186,400
    Occupancy and equipment expense                                    133,015        115,267          72,353           58,017
    Other operating                                                    269,064        194,784         136,536          100,443
                                                                   -----------    -----------     -----------      -----------
       Total non-interest expenses                                     883,637        666,706         456,232          344,860
                                                                   -----------    -----------     -----------      -----------
       Income (loss) before income taxes                               178,176        (97,214)         99,159          (31,717)
Income tax expense                                                      50,419              -          33,129                -
                                                                   -----------    -----------     -----------      -----------
       Net earnings (loss)                                        $    127,757        (97,214)         66,030          (31,717)
                                                                   -----------    -----------     -----------      -----------
Other comprehensive income before tax:
    Unrealized gain (loss) on securities available for
       sale arising during the period                                   (1,287)        (4,772)         (2,947)           8,438
    Income tax expense (benefit) on other
        comprehensive income                                             1,328              -          (1,162)               -
                                                                   -----------    -----------     -----------      -----------
       Other comprehensive income (loss) net of tax                     (2,615)        (4,772)         (1,785)           8,438
                                                                   -----------    -----------     -----------      -----------
Comprehensive income (loss)                                            125,142       (101,986)         64,245          (23,279)
                                                                   ===========    ===========     ===========      ===========

Net earnings (loss) per share                                     $       0.18          (0.14)           0.09            (0.05)
                                                                   ===========    ===========     ===========      ===========
Diluted net earnings (loss) per share                                     0.18          (0.14)           0.09            (0.05)
                                                                   ===========    ===========     ===========      ===========

See accompanying notes to consolidated financial statements.

                  GREATER ROME BANCSHARES, INC. and subsidiary

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
             For each of the Six Months Ended June 30, 1998 and 1997



                                                                                   1998                        1997
                                                                             ----------------            ----------------
Cash flows from operating activities:
       Net earnings (loss)                                                   $        127,757                  (97,214)
       Adjustments to reconcile net earnings (loss) to net cash
           used by operating activities:
           Depreciation, amortization and accretion                                    77,359                   66,235
           Provision for loan losses                                                  120,340                  165,068
           Change in:
            Interest receivable and other assets                                     (100,122)                (107,019)
            Interest payable and other liabilities                                    117,670                 (155,748)
                                                                              ---------------          ---------------
           Net cash provided by (used by) operating activities                        343,004                 (128,678)
                                                                              ---------------          ---------------
Cash flows from investing activities:
       Purchases of securities available for sale                                  (1,972,311)              (1,045,014)
       Purchases of securities held to maturity                                    (1,998,646)                (727,887)
       Proceeds from maturities and calls of securities available for sale             82,633                        -
       Proceeds from maturities and calls of securities held to maturity            1,550,343                  250,000
       Net increase in loans                                                       (6,674,027)              (9,541,299)
       Purchases of premises and equipment                                           (545,330)                (279,100)
                                                                              ---------------          ---------------
           Net cash used by investing activities                                   (9,557,338)             (11,343,300)
                                                                              ---------------          ---------------
Cash flows from financing activities:
       Net change in demand and savings deposits                                    3,241,727                2,756,275
       Net change in time deposits                                                  6,048,488                4,299,464
       Net change in borrowings                                                       200,000                  550,000
       Common stock issued for options exercised                                        4,000                        -
                                                                              ---------------          ---------------
           Net cash provided by financing activities                                9,494,215                7,605,739
                                                                              ---------------          ---------------
Change in cash and cash equivalents                                                   279,881               (3,866,239)

Cash and cash equivalents at beginning of period                                    2,964,424                4,823,803
                                                                              ---------------          ---------------

Cash and cash equivalents at end of period                                   $      3,244,305                  957,564
                                                                              ===============          ===============
Supplemental disclosures of cash flow information:
       Cash paid for interest                                                $        968,678                  494,771

       Income taxes paid                                                     $         20,000                        -


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

Basis of Presentation and Reclassification
------------------------------------------

The accounting principles followed by the Company and its subsidiary, and the methods of applying these principles, conform with generally accepted accounting principles ("GAAP") and with general practices within the banking industry. In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses and the valuation of real estate acquired in connection with or in lieu of foreclosure on loans.

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

Depreciation expense is computed using the straight-line method over the following estimated useful lives:

                Buildings                            40 years
                Land improvements                    20 years
                Furniture, fixtures and equipment    2 - 7 years

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

SFAS No. 128 requires the presentation on the face of the statement of earnings of earnings per share with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants. Additionally, the new statement requires the reconciliation of the amounts used in the computation of both "earnings per share" and "diluted earnings per share" for the periods presented in the financial statements. For the six months and three months ended June 30, 1998, the per share amounts were calculated as follows:

                                     Six months ended June 30, 1998           Three months ended June 30, 1998
                                     ------------------------------           --------------------------------
                                      Net          Common      Per Share        Net          Common      Per Share
                                    Earnings       Shares        Amount       Earnings       Shares        Amount
                                    --------       ------        ------       --------       ------        ------
Earnings per share                  $127,757       700,100       $0.1825       $66,030       700,200       $0.0943

Effect of stock options                              8,864                                     8,727

Diluted earnings per share          $127,757       708,964       $0.1802       $66,030       708,927       $0.0931


With regard to the same periods in 1997, the effect of the stock options would be anti-dilutive. There were 700,000 weighted average number of shares outstanding for the six months and three months ended June 30, 1997.

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

Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from those in such statements. Facts that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (1) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted; (2) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (3) inflation, interest rate, market and monetary fluctuations; (4) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users;
(5) changes in consumer spending, borrowing and saving habits; (6) technological changes; (7) acquisitions; (8) the ability to increase market share and control expenses; (9) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiary must comply; (10) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board; (11) changes in the Company's organization, compensation and benefit plans; (12) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (13) the success of the Company at managing the risks involved in the foregoing.

Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

FINANCIAL CONDITION

Assets

As of June 30, 1998, the Company had concluded twenty-eight months of banking operations with $54.4 million in total assets, up $9.7 million over year-end 1997. Total deposits had increased $9.3 million over year-end 1997 to $42.9 million. Total loans outstanding had increased $6.6 million over year-end 1997 to $36.9 million. The Bank's loan-to-asset ratio at June 30, 1998 was 68.1%, as compared to 68.1% at year-end 1997.

Loan growth in the first six months of 1998 exceeded budget by approximately $750 thousand. Deposit growth in the first six months of 1998 exceeded budget by approximately $1.4 million. All of the Bank's growth in deposits and loans has come from the local market. Management attributes this growth to a relatively stable local economy combined with competitive banking services delivered by a locally owned and operated community bank. The Bank has established itself as one of only two locally owned and operated community banks in its market, which has been dominated by regional banks and fragmented by credit unions over the past several years.

In the second quarter of 1998, the Bank finished construction of a branch banking facility at 800 East Second Avenue in Rome (the "East Rome Office"), approximately two miles south of the Bank's main office. The East Rome Office opened for business in the first week of June 1998. It is a full service branch office with three drive-up banking lanes and will have a drive-up ATM installed in the third quarter of 1998.

The East Rome site was acquired for $211 thousand in the first quarter of 1997. The cost of the East Rome Office building and site work was originally estimated to be approximately $360 thousand. The actual cost of the facility, including site work, furniture, fixtures and equipment was $500 thousand. Most of the cost overruns were related to site-work, landscaping and retaining walls, all required for proper drainage, and fencing on the retaining walls which was required for public safety. Despite the cost overruns, management projects that the new office should be making a contribution to earnings after twelve months of operations and should position the Bank to more fully service the greater Rome market.

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

Capital

At June 30, 1998, the Bank's capital position was in excess of FDIC guidelines to qualify as "well capitalized". Based on the level of the Bank's risk weighted assets at quarter end, the Bank had $2.8 million more capital than necessary to satisfy the "well-capitalized" criteria. The Bank's capital adequacy is monitored quarterly by the Bank's Asset/Liability Committee, as asset and liability growth, mix and pricing strategies are developed.

Assuming the Bank continues to grow with a risk-weighted asset mix consistent with its historical experience, and that it has reasonable earnings and maintains asset quality, the Bank's capital will approach the minimum limits for well-capitalized when its assets are approximately $100 million. While there are no assurances that the Bank will continue to grow at the rate it has grown over the past two years, management must anticipate such growth and make plans for sufficient capital to support such growth. Management and the Board are currently developing capital growth strategies.

Liquidity

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

As of June 30, 1998, the Bank had unfunded loan commitments, primarily on commercial lines of credit, totaling $4.2 million.

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

The Bank's internal and external liquidity resources are considered by management to be adequate to handle expected growth and normal cash flow demands from existing deposits and loans. For the six months ended June 30, 1998, deposit growth exceeded loan growth by $2.7 million. Securities held to maturity increased $450 thousand over year-end to $6.8 million. Securities available for sale increased $1.9 million to $4.6 million. Investment securities were purchased in order to improve the yield on the Bank's internal liquidity resources. At June 30, 1998, the average life of the Bank's securities portfolio was 2.9 years with an average yield of 6.19%.

During the first quarter of 1998, the Bank paid off the $500 thousand repurchase agreement that was outstanding at December 31, 1997. At June 30, 1998, the Bank had $4.7 million in advances from the Federal Home Loan Bank ("FHLB") of Atlanta. These advances were obtained to improve the Bank's cost of funds and to improve interest rate risk exposure. They are secured by the Bank's investment in first mortgage real estate loans and FHLB stock. The following table summarizes the terms of the advances:


Advance Amount         Rate                                 Features                     Maturity Date      Next Call Date
--------------         ----                                 --------                     -------------      --------------
      $700,000         5.93%   fixed rate                                                  7-16-1998             None
    $2,000,000         5.66%   fixed rate, one time call option at 2 years                 9-24-2002           9-24-1999
    $1,000,000         5.45%   fixed rate, callable quarterly after 3-8-98                 9-08-2000           9-08-1998
    $1,000,000         5.40%   fixed rate, one time call option at 2 years                 6-18-2003           6-18-2000


In July, the Bank paid off the $700,000 matured advance.

For comparison, the current cost of certificates of deposit of one year terms or greater is 5.50% to 5.75%. If call options are exercised on any of the advances, they will be converted into a three-month LIBOR-based floating rate advance at three-month LIBOR. The most likely reason for the advances to be called would be if interest rates rose sufficiently to present better investment alternatives for the FHLB. In the event of a call, management will evaluate its funding alternatives, given its interest rate risk profile at the time.

Net deposit growth, federal funds sold and marketable securities provide the primary liquidity resource for loan disbursements and Bank working capital. The Bank's investment securities portfolio provides liquidity in the form of financing through master repurchase agreements executed with the Bank's correspondent banks. At quarter end the funds available for liquidity purposes consisted of $10.7 million in securities (eligible for sale under repurchase agreements), plus Federal funds sold of $2.1 million, for a total of $12.8 million. Under these repurchase agreements, margin requirements range from 3% to 10% of the current market value of the underlying security, and the borrowing rate tends to have a spread of approximately 25 to 40 basis points over the Federal funds sold rate. The repurchase agreements allow the Bank to raise funds out of its total securities portfolio without being forced to sell the securities and recognize gains or losses as a result of the sale. In addition to these sources of funds, the Bank has unsecured Federal funds purchase lines of credit totaling $3.0 million, all of which were available at quarter end. The correspondent banks may revoke these lines at any time.

The Bank became a member of the Federal Home Loan Bank of Atlanta in June of 1997. FHLB membership provides an additional source of liquidity through credit programs, which can provide term funding for up to

10 years and, in certain qualified programs, up to 20 years. The Bank's first mortgage loans are assigned as collateral for such financing. The Bank has $6.4 million in eligible residential first mortgage loans that have been assigned to the FHLB. These loans provide approximately $5.1 million in lendable value. The Bank also has $7.1 million in commercial mortgage loans that may qualify as collateral for advances with the FHLB.

RESULTS OF OPERATIONS

The Company had net earnings of $127,757 ($0.18 per share) for the six months ended June 30, 1998 and $66,030 ($0.09 per share) for the three months ended June 30, 1998. This compares to a net loss of $97,214 ($0.14 per share) for the six months ended June 30, 1997 and a net loss of $31,717 ($0.05 per share) for the three months ended June 30, 1997.

Net Interest Income

Net interest income increased 59% to $1,066,647 for the six months ended June 30, 1998 and increased 53% to $564,315 for the three months ended June 30, 1998, as compared to the same periods in the prior year. Average earning assets increased 67% to $46.1 million for the six months ended June 30, 1998 as compared to the same period in the prior year. For the six months ended June 30, 1998, the net yield on average earning assets, before the provision for loan losses, was 4.63% for 1998. This compares to 4.92% for the same period in 1997.

The lower net yield for 1998 was primarily due to the higher funding cost associated with 83.0% of average earning assets being funded by interest bearing deposits. For 1997, 76.2% of average earning assets were funded by interest bearing deposits. In 1998 average time deposits and other borrowings, the most expensive components of the Bank's funding, were 63.1% of average earning assets. This compares to 51.3% for the same period in 1997. For the six months ended June 30, 1998, average loans comprised 72.4% of average earning assets. For the same period in 1997, average loans were 64.7% of average earning assets.

Summary of Loan Loss Experience


                                                     Six months         Six months       Three months       Three months
                                                       ended              ended             ended               ended
    Allowance for possible loan losses                6/30/98            6/30/97           6/30/98             6/30/97
    ----------------------------------                -------            -------           -------             -------
Balance at the beginning of the period           $      480,544             133,342          520,148           203,716

Charge-offs:
    Real estate - mortgage                                2,924              -                -                -
    Consumer loans                                       32,719              11,924           25,257             7,720
                                                 --------------         -----------      -----------        ----------
    Total                                                35,643              11,924           25,257             7,720
                                                 --------------         -----------      -----------        ----------
Recoveries:
    Real estate - mortgage                               -                -                -                -
    Consumer loans                                        9,269                 140            6,779               140
                                                 --------------         -----------      -----------        ----------
    Total                                                 9,269                 140            6,779               140
                                                 --------------         -----------      -----------        ----------
Net charge-offs:                                         26,374              11,784           18,478             7,580
Additions charged to operations                         120,340             165,068           72,840            90,490
                                                 ==============         ===========      ===========        ==========
Balance at end of period                         $      574,510             286,626          574,510           286,626
                                                 ==============         ===========      ===========        ==========
Average loans outstanding                        $   33,385,487          17,852,767       35,241,760        20,417,579
Ratio of net charge-offs to average loans                 0.08%               0.07%            0.05%             0.04%


Management takes a number of factors into consideration when determining the additions to be made to the loan loss allowance. Since the Bank has just concluded twenty-eight months of operations, it does not have sufficient history in its portfolio performance on which to base additions. Accordingly, additions to the reserve are primarily based on maintaining a targeted ratio for the allowance for loan losses to total loans equal to at least 1.50%. This target is based on national peer group ratios and Georgia banking industry ratios. Under this methodology, charge-offs will increase the amount of additions to the allowance and recoveries will reduce additions.

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

Risk Elements



                                                                        June 30, 1998            June 30, 1997
                                                                        -------------            -------------
Nonaccrual, Past Due and Restructured Loans
-------------------------------------------
Nonaccrual loans                                                     $         26,925                 47,025
Accruing loans contractually past due 90 days or more                $        -                     -
Troubled debt restructurings                                         $        -                     -


All of the non-accrual loans at June 30, 1998 and 1997 were consumer. Interest that was not accrued on non-accrual loans in the six months ended June 30, 1998 totaled $1,176. Interest that was collected and recorded in income on non-accrual loans in the six months ended June 30, 1998 totaled $1,197.

Non-interest Income and Expenses

Non-interest income increased 87% to $115,506 for the six months ended June 30, 1998 and increased 85% to $63,916 for the three months ended June 30, 1998, as compared to the same periods in the prior year. Service charges on deposit accounts increased 76% to $72,753 for the six months ended June 30, 1998 and increased 60% to $39,620 for the three months ended June 30, 1998, as compared to the same periods in the prior year. This increase is primarily due to the increased volume of services used on the Bank's transaction accounts, on which average balances increased by 30% from the first six months of 1997 compared to 1998. Other income increased 109% to $42,753 for the six months ended June 30, 1998 and increased 148% to $24,296 for the three months ended June 30, 1998, as compared to the same periods in the prior year. Other income consists primarily of mortgage origination fee income and credit life and disability income earned. In mid 1997 the Bank expanded its residential real estate lending program to include mortgage loan programs available through the secondary mortgage markets. No mortgage fees were earned in the first half of 1997. Mortgage origination fee income for the first six months of 1998 was $26,052.

Non-interest expenses increased 33% to $883,637 for the six months ended June 30, 1998 and increased 32% to $456,232 for the three months ended June 30, 1998, as compared to the same periods in the prior year. Average earning assets increased 67% for the six months ended June 30, 1998, as compared to the same period in the prior year. The lower growth rate of non-interest expenses relative to the earning asset growth rate indicates that the Bank's operating efficiencies continue to improve.

Salaries and benefits increased 35% to $481,558 for the six months ended June 30, 1998 and increased 33% to $247,343 for the three months ended June 30, 1998, as compared to the same periods in the prior year. This is due to the growth in the number of full-time-equivalent employees and increases in the costs of employee benefits. The number of employees grew from 21 at June 30, 1997 to 30 at June 30, 1998.

Occupancy costs increased 15% to $133,015 for the six months ended June 30, 1998 and increased 25% to $72,353 for the three months ended June 30, 1998, as compared to the same periods in the prior year. The higher growth rate in the second quarter of 1998 is primarily attributable to opening the new office in East Rome in June.

Other operating expenses increased 38% to $269,064 for the six months ended June 30, 1998 and increased 36% to $136,535 for the three months ended June 30, 1998, as compared to the same periods in the prior year. Most of this increase is due to the higher volume of business associated with business development and marketing costs, collection expenses and data processing costs. Management continues to focus on improving operating expense efficiencies, through the use of current banking technologies, outsourcing solutions and human resource training and development. In the first quarter of 1998, the Bank implemented its telephone banking service, which provides customers with access to their account information 24 hours a day, seven days a week, and allows the customers to initiate certain transactions such as funds transfers. A drive-up ATM will be available at the East Rome office in the third quarter of 1998.

Interest Rate Sensitivity

Improvement in the earnings of the Company depends upon continued earning asset growth, good asset quality and a relatively stable economic environment. Management feels it is reasonable for the Bank to continue to experience steady earning asset growth as long as interest rates remain relatively stable. The Bank is liability sensitive from the three-month to one-year time horizon (meaning that falling rates tend to be beneficial) and asset sensitive (meaning that rising rates tend to be beneficial) in the immediately repricing category and in all time horizons after one year.

The Bank uses a third party, interest rate risk analysis product, which quantifies the amount of risk to the net interest margin and to the current market value of equity. It produces a composite analysis of several approaches including GAP analysis, rate shocks in 100 point increments, up and down 400 basis points and simulation modeling. Based on the most recent analysis, the Bank was determined to be within tolerance of its interest rate risk policy limits.

As with any model, many assumptions have to be made about the repricing attributes of the Bank's assets and liabilities. Where industry experience seems appropriate, such assumptions are used. Given the extremely competitive market for the public's investing and savings dollars, the "basis risk", or lack of correlation between changes in the yields on U.S. Treasury securities or LIBOR and customer deposit rates, seems to be getting greater. In simpler terms, if the one-year T-bill falls in yield by 100 basis points, it is quite unlikely that one-year time deposits will roll down by 100 basis points at maturity. Management, throughout the banking industry, is continually challenged by the changing nature of financial services and the investing public's quest for greater returns. Such uncertainty increases the uncertainty about the conclusiveness of the interest rate risk models.

Year 2000 Processing Risk

The Board and management consider the Year 2000 ("Y2K") computer processing risk to be a serious risk for the financial services industries, in particular, and for all businesses which depend on computer hardware and software to perform the critical functions of their businesses. In the third quarter of 1997, the Board established a Y2K Policy and Y2K Compliance Committee. The Committee is headed by senior management, meets monthly, and reports monthly to the full Board.

The Company and Bank do not use proprietary computer hardware or software. They depend upon outsourced data processing services, third party software and PC hardware technology. Management has identified all mission critical hardware and software applications and is following the general guidelines promulgated by the Federal Financial Institutions Examination Council to assure that such applications will be renovated, with testing substantially completed by December 31, 1998, or contingency plans will be in the process of implementation.

The Company has replaced all non-compliant hardware and software associated with its local area networks, wide area network and workstations and has completed testing and documentation for these systems. The servicing vendors appear to have completed their renovations and have reported that unit testing and proxy testing should be completed by September 30, 1998. Management is developing its integrated test plans and expects to be participating with servicing vendors throughout the last six months of 1998. All renovations to mission critical applications are expected to be implemented by December 31, 1998. Management has no reason to believe at this time, that all mission critical applications will not be adequately addressed by our vendors' plans.

The Bank's core processing, which maintains all customer record keeping and financial management information systems, is handled by Fiserv, Inc., an international data processing company, which specializes in financial institution data processing and serves 15% of the banks, credit unions and savings institutions in the U.S. Thousands of financial institutions with over fifty million customer accounts are processed on its systems. Accordingly, Fiserv must satisfy all regulatory requirements imposed upon bank data processors. The Bank's Fiserv service center has reported that it has begun testing its program renovations and will be conducting proxy bank tests in the third quarter of 1998. All of their clients are expected to participate in integrated tests in the fourth quarter of 1998. Fiserv has communicated a corporate wide goal of substantial implementation of all renovated systems by December 24, 1998.

Management has completed its assessment of the Bank's significant commercial loan relationships to determine how much Y2K risk may exist in the Bank's customer base. To the extent that such risk has been identified, management is requiring those customers to keep the Bank informed of their progress. Management's current plans are to help the Bank's customers understand the risks involved, to share the Bank's strategies and to encourage those customers to satisfy their compliance requirements on time lines that are consistent with those of the Bank. The Bank's loan agreements and credit review processes have been modified to address this risk. The Bank's contingency plans for customers who fail to adequately address this risk may include, but will not be limited to, requiring such customers to pay off their loans.

The resource commitments and costs of implementing Y2K solutions on mission critical systems are currently estimated to be approximately $77,000. About half of this was included in the 1998 budget. At this time, the costs of implementing Y2K solutions are not expected to have a material impact on the results of operations.

Nevertheless, there can be no assurances that all hardware and software that the Company will use will be Year 2000 compliant. Further, as noted above the business of the Company's customers and vendors may be negatively affected by the Year 2000 issue, and any financial difficulties incurred by the Company's customers and vendors in solving Year 2000 issues could negatively affect their ability to perform their agreements with the Company. Therefore, even if the Company does not incur significant direct costs in connection with responding to the Year 2000 issue, there can be no assurance that the failure or delay of the Company's customers, vendors or other third parties in addressing the Year 2000 issue or the costs involved in such process will not have a material adverse effect on the Company's business, financial condition and results of operations.


                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no material, pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 2.  Changes in Securities.

         (a)   Not applicable.

         (b)   Not applicable.

         (c) On May 15, 1998, 400 shares of the Company's common stock were issued pursuant to the exercise of incentive stock options formerly issued to a non-executive employee under the Company's 1996 Stock Option Plan. The exercise price was $10.00 per share. The employee resigned, and under the terms of the option grant, the employee had 30 days to exercise vested options; otherwise, the options would expire. These securities were issued pursuant to exemptions from registration provided by section 4(2) of the Securities Act of 1933, as amended, and section 10-5-9(9) of the Georgia Securities Act of 1973, as amended.

         (d)   Not applicable.

Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

On May 14, 1998 the Company held its third annual meeting of shareholders. At that meeting the following items were voted upon with the results of the votes tabulated below each item:

                            For       Withheld/Against     Abstentions/Non-votes
                            ---       ----------------     ---------------------

(a) to elect eleven directors to the Board of Directors to serve terms until the next annual meeting or until their successors are qualified and elected.

Director Nominee
----------------

Robert L. Berry             436,256   4,050                none
Frank A. Brown, Jr.         436,256   4,050                none
Thomas D. Caldwell, III     436,256   4,050                none
Gene G. Davidson, MD        436,256   4,250                none
Henry Haskell Perry         436,256   4,050                none
Bradford Lee Riddle         436,256   4,050                none
M. Wayne Robinson           436,256   4,250                none
Dale G. Smith               436,256   4,050                none
Paul E. Smith               436,256   4,050                none
W. Fred Talley              436,256   4,050                none
Martha B. Walstad           436,256   4,050                none

Pursuant to Rule 14a-4(c)(1) promulgated under the Securities Exchange Act of 1934, as amended, shareholders desiring to present a proposal for consideration at the Company's 1999 Annual Meeting of Shareholders must notify the Company in writing at its principal office at 1490 Martha Berry Blvd., Rome, Georgia 30165, of the contents of such proposal no later February 24, 1999. Failure to timely submit such a proposal will enable the proxies appointed by management to exercise their discretionary voting authority when the proposal is raised at the Annual meeting of Shareholders without any discussion of the matter in the proxy statement.

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

         No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                  SIGNATURES


Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GREATER ROME BANCSHARES, INC.




July 31, 1998                         By: /s/ Thomas D. Caldwell, III
                                        -------------------------------------
                                        Thomas D. Caldwell, III
                                        President, Chief Executive Officer



                                      By: /s/ E. Grey Winstead, III
                                        -------------------------------------
                                        E. Grey Winstead, III
                                        Principal Financial and Accounting
                                         Officer

                         GREATER ROME BANCSHARES, INC.
           Form 10-QSB for the quarterly period ended June 30, 1998

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

---------------------------------
*  Indicates a management contract or compensatory arrangement.