Form 10QSB
period 1998-09-30
GREATER ROME BANCSHARES INC
filed 1998-11-12
CIK 928484

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-QSB

(Mark One)

 X   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
---  of 1934

  For the quarterly period ended September 30, 1998
                                 ------------------

     Transition report under Section 13 or 15(d) of the Exchange Act
---
  For the transition period from                 to
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

  700,400 shares of common stock, $.01 par value per share, were issued and outstanding as of October 31, 1998.

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

                 GREATER ROME BANCSHARES, INC. and subsidiary

                          Consolidated Balance Sheets
                                  (Unaudited)
                   September 30, 1998 and December 31, 1997

                                    Assets
                                    ------

                                                                               1998                 1997
                                                                               ----                 ----
Cash and due from banks                                                    $ 1,078,192            1,530,896
Federal funds sold and other short-term bank deposits                        2,296,119            1,433,528
   Cash and cash equivalents                                                 3,374,311            2,964,424
                                                                           -----------           ----------

Securities available for sale                                                4,867,260            2,690,808
   (amortized cost of $4,846,267 and $2,686,023)
Securities held to maturity                                                  6,861,066            6,325,869
   (market value $6,902,757 and $6,317,936)

Loans                                                                       40,091,150           30,202,967
Allowance for loan losses                                                     (609,977)            (480,544)
   Net loans                                                                39,481,173           29,722,423
                                                                           -----------           ----------

Premises and equipment, net                                                  2,750,799            2,271,350
Accrued interest receivable and other assets                                   721,873              721,703
                                                                           -----------           ----------
                                                                           $58,056,482           44,696,577
                                                                           ===========           ==========

                               Liabilities and Stockholders' Equity
                               ------------------------------------
Deposits:
   Demand                                                                  $ 5,748,818            4,414,480
   Interest bearing demand                                                   3,573,871            2,987,988
   Savings                                                                   7,338,065            4,780,996
   Time                                                                     29,423,574           21,382,715
                                                                           -----------           ----------
      Total deposits                                                        46,084,328           33,566,179

Federal Home Loan Bank advances                                              4,000,000            4,000,000
Securities sold under repurchase agreements                                  1,000,000              500,000
Accrued interest payable and other liabilities                                 346,522              207,373
                                                                           -----------           ----------
      Total liabilities                                                     51,430,850           38,273,552
                                                                           -----------           ----------
Commitments

Stockholders' equity:
   Preferred stock, par value $1.00 per share; 100,000 shares authorized; no shares issued or outstanding
   Common stock, par value $.01 per share; 10,000,000
      shares authorized; 700,400 and 700,000 shares, respectively,
      issued and outstanding                                                     7,004                7,000
   Additional paid-in capital                                                6,934,113            6,930,117
   Accumulated deficit                                                        (328,509)            (518,877)
   Accumulated other comprehensive income:
      Unrealized gain/(loss) on securities available for sale                   13,024                4,785
                                                                           -----------           ----------
      Total stockholder's equity                                             6,625,632            6,423,025
                                                                           -----------           ----------
                                                                           $58,056,482           44,696,577
                                                                           ===========           ==========

See accompanying notes to consolidated financial statements.

                 GREATER ROME BANCSHARES, INC. and subsidiary

         Consolidated Statement of Operations and Comprehensive Income
                                  (Unaudited)
    For each of the Nine and Three Months Ended September 30, 1998 and 1997

                                                       Nine Months         Nine Months        Three Months        Three Months
                                                          Ended               Ended               Ended               Ended
                                                      Sept 30, 1998       Sept 30, 1997       Sept 30, 1998       Sept 30, 1997
                                                      -------------      --------------       -------------       -------------
Interest income:
  Loans, including loan fees                           $2,648,297           1,526,258             974,692             637,627
  Investment securities, including dividends              464,684             349,394             161,927             123,084
  Federal funds sold and deposits in other banks          118,442              75,363              39,030              11,451
                                                       ----------           ---------           ---------             -------
      Total interest income                             3,231,423           1,951,015           1,175,649             772,162
                                                       ----------           ---------           ---------             -------

Interest expense:
  Time deposits                                         1,144,882             659,459             416,636             267,543
  Savings deposits                                        187,091             117,062              71,931              44,800
  Interest bearing demand deposits                         46,933              42,120              17,240              13,196
  Other                                                   175,941              30,092              59,913              17,080
                                                       ----------           ---------           ---------             -------
      Total interest expense                            1,554,847             848,733             565,720             342,619
                                                       ----------           ---------           ---------             -------

      Net interest income                               1,676,576           1,102,282             609,929             429,543
Provision for loan losses                                 176,640             271,968              56,300             106,900
                                                       ----------           ---------           ---------             -------
      Net interest income after provision               1,499,936             830,314             553,629             322,643
                                                       ----------           ---------           ---------             -------

Other income:
  Service charges                                         110,205              67,192              37,452              25,866
  Other                                                    85,379              43,533              42,626              23,038
                                                       ----------           ---------           ---------             -------
      Total other income                                  195,584             110,725              80,078              48,904
                                                       ----------           ---------           ---------             -------

Other expenses:
  Salaries and employee benefits                          756,833             551,178             275,275             194,523
  Occupancy and equipment expense                         218,900             175,321              85,884              60,054
  Other operating                                         439,680             305,924             170,617             111,140
                                                       ----------           ---------           ---------             -------
      Total non-interest expenses                       1,415,413           1,032,423             531,776             365,717
                                                       ----------           ---------           ---------             -------

      Income (loss) before income taxes                   280,107             (91,384)            101,930               5,830
Income tax expense                                         89,739                   -              39,320                   -
                                                       ----------           ---------           ---------             -------
      Net earnings (loss)                              $  190,368             (91,384)             62,611               5,830
                                                       ----------           ---------           ---------             -------

Other comprehensive income before tax:
  Unrealized gain (loss) on securities available for
    sale arising during the period                         16,208              (1,459)             17,495               3,313
  Income tax expense (benefit) on other
    comprehensive income                                    7,969                   -               6,641                   -
                                                       ----------           ---------           ---------             -------
      Other comprehensive income (loss) net of tax          8,239              (1,459)             10,854               3,313
                                                       ----------           ---------           ---------             -------

Comprehensive income (loss)                               198,607             (92,842)             73,465               9,143
                                                       ==========           =========           =========             =======

Net earnings (loss) per share                          $     0.27               (0.13)               0.09                0.01
                                                       ==========           =========           =========             =======
Diluted net earnings (loss) per share                        0.27               (0.13)               0.09                0.01
                                                       ==========           =========           =========             =======

See accompanying notes to consolidated financial statements.

                 GREATER ROME BANCSHARES, INC. and subsidiary

                     Consolidated Statements of Cash Flows
                                  (Unaudited)
         For each of the Nine Months Ended September 30, 1998 and 1997

                                                                               1998               1997
                                                                           ------------        -----------
Cash flows from operating activities:
  Net earnings (loss)                                                      $    190,368            (91,384)
  Adjustments to reconcile net earnings (loss) to net cash
    used by operating activities:
    Depreciation, amortization and accretion                                    139,166            101,067
    Provision for loan losses                                                   176,640            271,968
    Change in:
      Interest receivable and other assets                                      (18,071)          (105,382)
      Interest payable and other liabilities                                    139,148           (116,365)
                                                                           ------------        -----------
   Net cash provided by operating activities                                    627,251             59,904
                                                                           ------------        -----------

Cash flows from investing activities:
  Purchases of securities available for sale                                 (2,966,482)        (1,442,614)
  Purchases of securities held to maturity                                   (4,799,563)        (1,377,762)
  Proceeds from maturities and calls of securities available for sale           796,198                  -
  Proceeds from maturities and calls of securities held to maturity           4,266,826            524,655
  Net increase in loans                                                      (9,935,390)       (13,599,337)
  Purchases of premises and equipment                                          (601,102)          (307,745)
                                                                           ------------        -----------
   Net cash used by investing activities                                    (13,239,513)       (16,202,803)
                                                                           ------------        -----------

Cash flows from financing activities:
  Net change in demand and savings deposits                                   4,477,290          3,475,182
  Net change in time deposits                                                 8,040,859          8,393,733
  Net change in borrowings                                                      500,000          3,000,000
  Common stock issued for options exercised                                       4,000                  -
                                                                           ------------        -----------
   Net cash provided by financing activities                                 13,022,149         14,868,915
                                                                           ------------        -----------

Change in cash and cash equivalents                                             409,887         (1,273,984)

Cash and cash equivalents at beginning of period                              2,964,424          4,823,803
                                                                           ------------        -----------

Cash and cash equivalents at end of period                                 $  3,374,311          3,549,819
                                                                           ============        ===========

Supplemental disclosures of cash flow information:
  Cash paid for interest                                                   $  1,526,925            817,856


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

SFAS No. 128 requires the presentation on the face of the statement of earnings of earnings per share with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants. Additionally, the new statement requires the reconciliation of the amounts used in the computation of both "earnings per share" and "diluted earnings per share" for the periods presented in the financial statements. For the nine months and three months ended September 30, 1998, the per share amounts were calculated as follows:


                              Nine months ended September 30, 1998     Three months ended September 30, 1998
                            ----------------------------------------  ----------------------------------------
                                Net          Common      Per Share        Net          Common      Per Share
                              Earnings       Shares        Amount       Earnings       Shares        Amount
                            ------------  ------------  ------------  ------------  ------------  ------------
Earnings per share              $190,368       700,200       $0.2719       $62,611       700,400       $0.0894

Effect of stock options                          9,414                                    10,799

Diluted earnings per share      $190,368       709,614       $0.2683       $62,611       711,199       $0.0880


   With regard to the same periods in 1997, the effect of the stock options would be anti-dilutive. There were 700,000 weighted average number of shares outstanding for the nine months and three months ended September 30, 1997.

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

Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from those in such statements. Facts that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (1) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted; (2) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (3) inflation, interest rate, market and monetary fluctuations; (4) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users;
(5) changes in consumer spending, borrowing and saving habits; (6) Year 2000 issues and technological changes; (7) acquisitions; (8) the ability to increase market share and control expenses; (9) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiary must comply;
(10) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board; (11) changes in the Company's organization, compensation and benefit plans; (12) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (13) the success of the Company at managing the risks involved in the foregoing.

Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

FINANCIAL CONDITION

ASSETS

As of September 30, 1998, the Company had concluded thirty-one months of banking operations with $58.1 million in total assets, up $13.4 million over year-end 1997. Total deposits had increased $12.5 million over year-end 1997 to $46.1 million. Total loans outstanding had increased $9.9 million over year-end 1997 to $40.1 million. The Bank's loan-to-asset ratio at September 30, 1998 was 69.4%, as compared to 68.1% at year-end 1997.

Loan growth in the first nine months of 1998 exceeded budget by approximately $300 thousand. Deposit growth in the first nine months of 1998 exceeded budget by approximately $500 thousand. All of the Bank's growth in deposits and loans has come from the local market. Management attributes this growth to a relatively stable local economy combined with competitive banking services delivered by a locally owned and operated community bank. The Bank has established itself as one of only two locally owned and operated community banks in its market, which has been dominated by regional banks and fragmented by credit unions over the past several years.

In the second quarter of 1998, the Bank finished construction of a branch banking facility at 800 East Second Avenue in Rome (the "East Rome Office"), approximately two miles south of the Bank's main office. The East Rome Office opened for business in the first week of June 1998. It is a full service branch office with three drive-up banking lanes and has a drive-up ATM.

The East Rome site was acquired for $211 thousand in the first quarter of 1997. The cost of the East Rome Office building and site work was originally estimated to be approximately $360 thousand. The actual cost of the facility, including site work, furniture, fixtures and equipment was $523 thousand. Most of the cost overruns were related to site-work, landscaping and retaining walls, all required for proper drainage, and fencing on the retaining walls which was required for public safety. Despite the cost overruns, management projects that the new office should be making a contribution to earnings after twelve months of operations and should position the Bank to more fully service the greater Rome market. Deposit growth at the East Rome Office was $2.3 million through September 30, 1998, slightly ahead of budget.

The banking industry continues to experience stiff competition from non-banks for deposit and investment type products. Competition for local deposit dollars
continues to put upward pressure on the cost of deposits.   In the current
market environment, management has found that the Bank can borrow term funds from wholesale resources at rates that are less than the cost of local certificates of deposit. The Bank's Asset/Liability Management Committee has adopted policies designed to diversify funding sources in the event that local market deposits become even more costly. Within limits, the Bank may obtain funding from brokered certificates of deposit and other forms of wholesale borrowing, such as the Federal Home Loan Bank and term repurchase agreements. These policies should allow the Bank to continue to meet the local market's credit demands and provide the flexibility to obtain funding from various sources at optimum rates. In the long run the Bank will continue to place primary funding emphasis on local deposit growth.

CAPITAL

At September 30, 1998, the Bank's capital position was in excess of FDIC
guidelines to qualify as "well capitalized".   Based on the level of the Bank's
risk weighted assets at quarter end, the Bank had $2.6 million more capital than necessary to satisfy the "well-capitalized" criteria. The Bank's capital adequacy is monitored quarterly by the Bank's Asset/Liability Committee, as asset and liability growth, mix and pricing strategies are developed.

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

As of September 30, 1998, the Bank had unfunded loan commitments, primarily on commercial lines of credit, totaling $4.5 million.

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

The Bank's internal and external liquidity resources are considered by management to be adequate to handle expected growth and normal cash flow demands from existing deposits and loans. For the nine months ended September 30, 1998, deposit growth exceeded loan growth by $2.6 million. Securities held to maturity increased $535 thousand over year-end to $6.9 million. Securities available for sale increased $2.2 million to $4.9 million. Investment securities were purchased in order to improve the yield on the Bank's internal liquidity resources. At September 30, 1998, the average life of the Bank's securities portfolio was 3.9 years with an average yield of 6.04%.

At September 30, 1998, the Bank had $4.0 million in advances from the Federal Home Loan Bank ("FHLB") of Atlanta. These advances were obtained to improve the Bank's cost of funds and to improve interest rate risk exposure. They are secured by the Bank's investment in first mortgage real estate loans and FHLB stock. The following table summarizes the terms of the advances:

  Advance Amount        Rate                      Features                      Maturity Date    Next Call Date
  --------------        ----                      --------                      -------------    --------------
$2,000,000              5.66%     fixed rate, one time call option at 2           9-24-2002         9-24-1999
                                  years
$1,000,000              5.45%     fixed rate, callable quarterly after            9-08-2000        12-08-1998
                                  3-8-98
$1,000,000              5.40%     fixed rate, one time call option at 2           6-18-2003         6-18-2000
                                  years

At September 30, 1998, securities sold under a repurchase agreement with a maturity of October 5, 1998 totaled $1.0 million at a rate of 5.65%. This short term financing was replaced in October with a $1.0 million two-year fixed rate advance from the FHLB at a rate of 4.97%.

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

Net deposit growth, federal funds sold and marketable securities provide the primary liquidity resource for loan disbursements and Bank working capital. The Bank's investment securities portfolio provides liquidity in the form of financing through master repurchase agreements executed with the Bank's correspondent banks. At quarter end the funds available for liquidity purposes consisted of $10.1 million in securities (eligible for sale under repurchase agreements), plus Federal funds sold and other short-term bank deposits of $2.3 million, for a total of $12.4 million. Under these repurchase agreements, margin requirements range from 3% to 10% of the current market value of the underlying security, and the borrowing rate tends to have a spread of
approximately 25 to 40 basis points over the Federal funds sold rate.   The
repurchase agreements allow the Bank to raise funds out of its total securities portfolio without being forced to sell the securities and recognize gains or losses as a result of the sale. In addition to these sources of funds, the Bank has unsecured Federal funds purchase lines of credit totaling $4.5 million, all of which were available at quarter end. The correspondent banks may revoke these lines at any time.

The Bank became a member of the Federal Home Loan Bank of Atlanta in September of 1997. FHLB membership provides an additional source of liquidity through credit programs, which can provide term funding for up to 10 years and, in certain qualified programs, up to 20 years. The Bank's first mortgage loans are assigned as collateral for such financing. The Bank has $6.3 million in eligible residential first mortgage loans that have been assigned to the FHLB. These loans provide approximately $5.1 million in lendable value. The Bank also has $7.2 million in commercial mortgage loans that may qualify as collateral for advances with the FHLB.

RESULTS OF OPERATIONS

The Company had net earnings of $190,368 ($0.27 per share) for the nine months ended September 30, 1998 and $62,611 ($0.09 per share) for the three months ended September 30, 1998. This compares to a net loss of $91,384 ($0.13 per share) for the nine months ended September 30, 1997 and net income of $5,830 ($0.01 per share) for the three months ended September 30, 1997.

NET INTEREST INCOME

Net interest income increased 52% to $1,676,576 for the nine months ended September 30, 1998 and increased 42% to $609,929 for the three months ended September 30, 1998, as compared to the same periods in the prior year. Average earning assets increased 62% to $48.0 million for the nine months ended September 30, 1998 as compared to the same period in the prior year. For the nine months ended September 30, 1998, the net yield on average earning assets, before the provision for loan losses, was 4.63% for 1998. This compares to 4.96% for the same period in 1997.

The lower net yield for 1998 was primarily due to the higher funding cost associated with 83.2% of average earning assets being funded by interest bearing deposits. For 1997, 77.4% of average earning assets were funded by interest bearing deposits. In 1998 average time deposits and other borrowings, the most expensive components of the Bank's funding, were 63.1% of average earning assets. This compares to 53.4% for the same period in 1997. For the nine months ended September 30, 1998, average loans comprised 73.0% of average earning assets. For the same period in 1997, average loans were 68.4% of average earning assets.

SUMMARY OF LOAN LOSS EXPERIENCE

                                                 Nine months       Nine months       Three months       Three months
                                                    ended             ended              ended              ended
   Allowance for possible loan losses              9/30/98           9/30/97            9/30/98            9/30/97
----------------------------------------         -----------       -----------       ------------       ------------
Balance at the beginning of the period           $   480,544           133,342            574,510            286,626
Charge-offs:
   Real estate - mortgage                              2,924                 -                  -                  -
   Consumer loans                                     60,894            18,628             28,175              6,704
   Total                                              63,818            18,628             28,175              6,704
                                                 -------------------------------------------------------------------
Recoveries:
   Real estate  mortgage                                   -                 -                  -                  -
   Consumer loans                                     16,611               762              7,342                622
   Total                                              16,611               762              7,342                622
                                                 -------------------------------------------------------------------
Net charge-offs:                                      47,207            17,866             20,833              6,082
Additions charged to operations                      176,640           271,968             56,300            106,900
Balance at end of period                         $   609,977           387,444            609,977            387,444
                                                 ===================================================================
Average loans outstanding                        $35,063,082        20,341,239         38,363,568         25,237,038
Ratio of net charge-offs to average loans               0.13%             0.09%              0.05%              0.02%

Management takes a number of factors into consideration when determining the additions to be made to the loan loss allowance. The Bank does not have sufficient history in its portfolio performance on which to base additions. Accordingly, additions to the reserve are primarily based on maintaining a targeted ratio for the allowance for loan losses to total loans equal to at least 1.50%. This target is based on national peer group ratios and Georgia banking industry ratios. Under this methodology, charge-offs will increase the amount of additions to the allowance and recoveries will reduce additions.

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

RISK ELEMENTS


Nonaccrual, Past Due and Restructured Loans               Sept 30, 1998         Sept 30, 1997
-------------------------------------------              ---------------      -----------------
Nonaccrual loans                                             $31,951                 79,708
Accruing loans contractually past due 90 days or more        $    -                      -
Troubled debt restructurings                                 $    -                      -

All of the non-accrual loans at September 30, 1998 and 1997 were consumer. Interest that was not accrued on non-accrual loans in the nine months ended
September 30, 1998 totaled $1,777.   No interest was collected and recorded in
income on non-accrual loans in the nine months ended September 30, 1998.

NON-INTEREST INCOME AND EXPENSES

Non-interest income increased 77% to $195,584 for the nine months ended September 30, 1998 and increased 64% to $80,078 for the three months ended September 30, 1998, as compared to the same periods in the prior year. Service charges on deposit accounts increased 64% to $110,205 for the nine months ended September 30, 1998 and increased 45% to $37,452 for the three months ended September 30, 1998, as compared to the same periods in the prior year. This increase is primarily due to the increased volume of services used on the Bank's transaction accounts, on which average balances increased by 30% from the first nine months of 1997 compared to 1998. Other income increased 96% to $85,379 for the nine months ended September 30, 1998 and increased 85% to $42,626 for the three months ended September 30, 1998, as compared to the same periods in the prior year. Other income consists primarily of mortgage origination fee income and credit life and disability income earned. In mid 1997 the Bank expanded its residential real estate lending program to include mortgage loan programs available through the secondary mortgage markets. No mortgage fees were
earned in the first half of 1997.   Mortgage origination fee income for the
first nine months of 1998 was $53,741.

Non-interest expenses increased 37% to $1,415,413 for the nine months ended September 30, 1998 and increased 45% to $531,776 for the three months ended September 30, 1998, as compared to the same periods in the prior year. Average earning assets increased 62% for the nine months ended September 30, 1998, as compared to the same period in the prior year. The lower growth rate of non-interest expenses relative to the earning asset growth rate indicates that the Bank's operating efficiencies continue to improve.

Salaries and benefits increased 37% to $756,833 for the nine months ended September 30, 1998 and increased 42% to $275,275 for the three months ended
September 30, 1998, as compared to the same periods in the prior year.   This is
due to the growth in the number of full-time-equivalent employees and increases in the costs of employee benefits. The number of employees grew from 21 at September 30, 1997 to 30 at September 30, 1998.

Occupancy costs increased 25% to $218,900 for the nine months ended September 30, 1998 and increased 43% to $85,884 for the three months ended September 30,
1998, as compared to the same periods in the prior year.   The higher growth
rate in the third quarter of 1998 is primarily attributable to opening the new office in East Rome in June.

Other operating expenses increased 44% to $439,680 for the nine months ended September 30, 1998 and increased 54% to $170,617 for the three months ended
September 30, 1998, as compared to the same periods in the prior year.   Most of
this increase is due to the higher volume of business associated with business development and marketing costs, collection expenses and data processing costs. Management continues to focus on improving operating expense efficiencies, through the use of current banking technologies, outsourcing solutions and human resource training and development. In the first quarter of 1998, the Bank implemented its telephone banking service, which provides customers with access to their account information 24 hours a day, seven days a week, and allows the customers to initiate certain transactions such as funds transfers. A drive-up ATM was installed at the East Rome office in the third quarter of 1998.

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

As with any model, many assumptions have to be made about the repricing attributes of the Bank's assets and liabilities. Where industry experience seems appropriate, such assumptions are used. Given the extremely competitive market for the public's investing and savings dollars, the "basis risk", or lack of correlation between changes in the yields on U.S. Treasury securities and customer deposit rates, seems to be getting greater. In simpler terms, if the one-year T-bill falls in yield by 100 basis points, it is quite unlikely that one-year time deposits will roll down by 100 basis points at maturity. Management, throughout the banking industry, is continually challenged by the changing nature of financial services and the investing public's quest for greater returns. Such uncertainty increases the uncertainty about the conclusiveness of the interest rate risk models.

YEAR 2000 PROCESSING RISK

The Board and management consider the Year 2000 ("Y2K") computer processing risk to be a serious risk for all businesses that depend on computer hardware and software to perform the critical functions of their businesses. Year 2000 computer processing risk is defined as the risk associated with computer hardware or software that fails to process data or operate in the manner for which it was designed as a result of century date changes. This risk encompasses hardware and software owned, leased, licensed or otherwise used (1) by the Company or (2) by vendors upon which the Company depends for its mission critical functions or (3) by customers with which the Company has a material relationship. In the third quarter of 1997, the Board established a Y2K Policy and Y2K Compliance Committee to address this risk. The Committee is headed by senior management, meets monthly, and reports monthly to the full Board.

THE COMPANY'S STATE OF READINESS

The Company and Bank do not use proprietary computer hardware or software. (The Company has no hardware or software dependencies other than through the Bank; hence, all further corporate references in this section will be to the Bank.) The Bank depends upon outsourced data processing services, third party software and PC hardware technology. Management has identified all mission critical hardware and software applications and is following the general guidelines promulgated by the Federal Financial Institutions Examination Council ("FFIEC") to assure that such applications will be renovated, with testing substantially completed by December 31, 1998, or contingency plans will be in the process of implementation.

The Bank has replaced all non-compliant hardware and software associated with the basic operation of its local area networks, wide area network and workstations and has completed testing and documentation of compliance for these systems. The Bank has no other mission critical hardware at its facilities, except for its phone system, which has been tested and documented to be Y2K ready.

Various software is licensed to the Bank and maintained at its offices. It is used for new account platforms, teller transactions, network administration, office administration, ACH settlement reporting, cash letter settlement reporting, wires, ATM and debit card reporting, accounts receivable financing, accounts payable and telephone banking. Eleven vendors provide this software and periodic updates. To date, all versions of this software currently used at the Bank have been reported by the vendors as Y2K compliant, except for the teller software. The teller software is expected to be modified to be Y2K ready in the fourth quarter of 1998. The Bank is in the process of testing and documenting compliance on its licensed software. The Bank expects to substantially conclude its testing of licensed software and compliance documentation by December 31, 1998.

The Bank's core processing, which maintains all customer record keeping, general ledger accounting and financial management information systems, is handled by Fiserv, Inc., an international data processing company, which specializes in financial institution data processing and serves 15% of all of the banks, credit unions and savings institutions in the U.S. Thousands of financial institutions with over fifty million customer accounts are processed on its systems. Accordingly, the Bank's expect Fiserv to satisfy all regulatory requirements imposed upon bank data processors.

The Bank's Fiserv service center has reported that it has concluded its renovations and has implemented Y2K compliant software. Proxy tests, as defined by the FFIEC, have been concluded by representative client banks, and Fiserv has reported that it will deliver independently reviewed reports in the fourth quarter of 1998 to all of its clients. These reports are to be used for the purpose of limiting the scope, extent and cost of integrated testing expected to be performed by individual bank clients, such as the Bank. Members of the

Y2K Committee have attended training conducted by Fiserv for the purpose of designing integrated test plans and test scripts with Fiserv. Integrated testing is scheduled to begin on November 12, 1998 and should be substantially completed by December 31, 1998. Fiserv has reported that it will keep the test environment available throughout 1999 to allow clients to refine test scripts and trouble-shoot product interfaces.

Based on the results of tests performed to date by the Bank and representations from the servicing vendors, substantially all of the Bank's mission critical hardware and software applications are Y2K ready. The Bank expects to conclude its integrated testing and compliance documentation in the first quarter of 1999 to validate that these solutions work in the Bank's operating environment.

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

Other third parties, with which the Bank has material relationships that may be adversely impacted by Y2K risks, include its correspondent banks and the utility companies.

The Bank's primary correspondent bank provides numerous services, including cash letter settlements, federal funds sold and purchase lines, securities safekeeping services, securities settlements, wire settlements, ACH settlements, and ATM/debit card settlements. The Federal Home Loan Bank of Atlanta provides overnight investments and secured term financing. Two other correspondent banks provide federal funds sold and purchase lines. The Bank has received limited communications from these correspondent banks regarding their Y2K efforts. In the first quarter of 1999, more explicit communications will be requested as to their current state of readiness, their remediation plans and their contingency plans.

The Bank's electric, gas, phone, water and sewer utility companies have provided limited information on their Y2K efforts. The electric, gas and phone vendors have indicated that they have assessed their systems and have plans for renovation, but no target dates have been provided and no information is available yet, as to the success of their efforts or completion status. The Bank is continuing to request further information from the utilities.

THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

The resource commitments and costs of implementing Y2K solutions on mission critical systems are currently estimated to be approximately $118,000. Approximately $94,000 of this will be incurred in 1998 with the balance incurred in 1999. At this time, the costs of implementing Y2K solutions on mission critical hardware and software are not expected to have a material impact on the results of operations.

THE RISKS OF THE COMPANY'S YEAR 2000 ISSUES

There can be no assurances that all hardware and software that the Bank will use, or that the Bank's customers, other vendors and utility companies will use, will be Year 2000 compliant. The Bank's customers, other vendors and utility companies may be negatively affected by the Year 2000 issue, and any difficulties incurred by them in solving Year 2000 issues could negatively affect their ability to perform their agreements with the Bank.

Currently, the most reasonably likely worst case Year 2000 scenario for the Bank appears to be one in which electrical service or phone service were disrupted to the community for an extended period. As noted above, the management of the risk associated with the Bank's computer hardware and software, its commercial customer risk and its correspondent bank risk is progressing as planned. The most likely source of problems currently appears to be with the utility companies, whose communications have been vague. Electrical service is the most critical of the utilities. While the Bank cannot operate its systems without a continuous supply of electricity, short-term disruptions, such as occur with electrical storms, can be managed in the ordinary course of business.

Even if the Bank does not incur significant direct costs in connection with responding to the Year 2000 issue, there can be no assurance that the failure or delay of the Bank's customers, vendors or other third parties in addressing the Year 2000 issue or the costs involved in such process will not have a material adverse effect on the Bank's business, financial condition and results of operations.

THE COMPANY'S CONTINGENCY PLANS

The Board of Directors has approved a Disaster Recovery Policy and a Y2K Contingency Plan (collectively, the "Plans"). The Disaster Recovery Policy is designed to achieve a level of emergency preparedness that is broad in its scope, encompassing the risk of loss or business disruption resulting from unexpected events ranging from equipment failure to natural disasters. It is designed to: enable management continuity, designate alternative facilities, provide for alternative administrative, communication and data processing support, establish policies for data backup, record retention and retrieval, reinforce security policies, require reasonable levels of insurance, reinforce financial risk management policies, and establish organizational responsibility. The Y2K Contingency Plan is limited in scope to the Bank's computer hardware and software alternatives in the event that the Y2K efforts do not meet time-line expectations. Management believes that the Plans provide adequate guidance for most emergency circumstances that might be reasonably expected for the Bank's geographic location. These Plans do not encompass the loss of utility services at both locations of the Bank, and currently may not be adequate in the event of an extended power disruption at both locations.

As noted above, the Bank will attempt to obtain more information on the readiness of the utilities in order to reduce the degree of uncertainty surrounding the utility risk. To the extent that economically feasible contingency plans for utility failures can be determined, management will incorporate such plans in the Bank's policies.

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There are no material, pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 2.  CHANGES IN SECURITIES.

     (a)  Not applicable.
     (b)  Not applicable.
     (c)  Not applicable.
     (d)  Not applicable.

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

---------
*   Indicates a management contract or compensatory arrangement.

(b) Reports on Form 8-K
    -------------------

    No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                 SIGNATURES


Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GREATER ROME BANCSHARES, INC.



Date:  November 2, 1998           By: /s/ Thomas D. Caldwell, III
                                      ---------------------------
                                      Thomas D. Caldwell, III
                                      President, Chief Executive Officer


                                  By: /s/ E. Grey Winstead, III
                                      ---------------------------
                                      E. Grey Winstead, III
                                      Principal Financial and Accounting Officer

                         GREATER ROME BANCSHARES, INC.
         Form 10-QSB for the quarterly period ended September 30, 1998

                               INDEX TO EXHIBITS


Exhibit                                                                                           Sequential
Number                                     Description                                               Page
-----   ----------------------------------------------------------------------------------------  ----------
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

----------
*   Indicates a management contract or compensatory arrangement.
