Form 10KSB
period 1998-12-31
GREATER ROME BANCSHARES INC
filed 1999-03-25
CIK 928484

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB
 Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998
                           Commission File No. 0-28280

                          GREATER ROME BANCSHARES, INC.
                          -----------------------------
                 (Name of Small Business Issuer in Its Charter)

                     Georgia                     58-2117940
                    ---------                    ----------
          (State or Other Jurisdiction         (I.R.S. Employer
        of Incorporation or Organization)     Identification No.)

            1490 Martha Berry Blvd.
                Rome, Georgia                    30162-5271
            ----------------------               ----------
     (Address of Principal Executive Offices)    (Zip Code)

                                 (706) 295-9300
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

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

State issuer's revenues for its most recent fiscal year.   $4,740,651
                                                           ----------

The aggregate market value of the voting stock as of March 26, 1999, held by non-affiliates computed by reference to the price at which the stock was sold is $5,879,616.

Seven hundred thousand (701,600) shares of the issuer's common stock were issued and outstanding as of March 26, 1999.

Portions of the following documents are incorporated by reference: (1) 1998 Annual Report to Shareholders, into Part II; (2) Proxy Statement (the "Proxy Statement") for the Annual Meeting of Shareholders to be held May 13, 1999, into
Part III.

Transitional Small Business Disclosure Format (check one). Yes     No  X
                                                               ---    ---

                                     PART I

Item 1.  Description of Business
--------------------------------

                           FORWARD LOOKING STATEMENTS

Certain statements contained in this Annual Report which are not statements of historical fact constitute forward-looking statements. Examples of forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items; (2) statements of plans and objectives of the Company or its management or Board of Directors, including those relating to products or services; (3) statements of future economic performance; and (4) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

                                     GENERAL

Greater Rome Bancshares, Inc. (the "Registrant" or the "Company") was incorporated as a Georgia corporation on June 17, 1994, primarily to own and control all of the capital stock of Greater Rome Bank (the "Bank"). The Company acquired the Bank on February 26, 1996, and the Bank opened for business on the same date. The Bank is chartered under the laws of the State of Georgia and engages in the commercial banking business.

                            LOCATION AND SERVICE AREA

The Bank provides general commercial banking services within Floyd County, emphasizing the needs of individuals and small- to medium-sized businesses. Floyd County is located in northwest Georgia, almost directly in the center of what is referred to as the "ABC" (Atlanta, Birmingham, and Chattanooga) triangle. Rome, the county seat of Floyd County, and the only major incorporated area of the County, is located 60 miles northwest of Atlanta, 62 miles south of Chattanooga, Tennessee and 123 east of Birmingham, Alabama. The 1990 census indicated Floyd County had a population of 81,251. Recent estimates indicate that Floyd County has a current population of approximately 84,009 with a median family income of $30,743 per household. Rome is reached via U.S. 411, which connects to Interstate 75 just 25 miles southeast of Rome at Cartersville. It is also served by major rail carriers and by the Richard B. Russell Airport, which is located just 7 miles north of the Bank and maintains a 6,000-foot instrument runway with ILS and VOR approaches. Rome is home to several institutes of higher learning including Berry Colleg (undergraduate and graduate), Shorter College (private) and Floyd College (a two-year unit of the University System of Georgia). Technical training is available through one of Georgia's most advanced training schools, Coosa Valley Technical Institute.
Rome is also home to one of the state's most prestigious private schools, The Darlington School, which offers kindergarten through 12th grade and attracts students from throughout the United States and many foreign countries.

                                BANKING SERVICES

The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts, money market accounts and time deposits. The transaction accounts and time certificates of deposit are tailored to the Bank's principal market area at rates intended to be competitive to those offered in the area. In addition, the Bank offers Individual Retirement Accounts (IRAs). All deposit accounts are insured by the FDIC up to the maximum amount allowed by law (generally, $100,000 per depositor subject to aggregation rules). The Bank solicits these accounts from individuals, businesses, associations and organizations, and governmental entities.

The Bank offers a full range of short-to-medium term commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, other consumer goods, home improvements, education and personal investments. Additionally, the Bank offers loans for the purpose of community development and/or improvement. The Bank also originates and holds or sells into the secondary market fixed and variable rate mortgage loans and real estate construction and acquisition loans. The Bank's lending activities are subject to a variety of lending limits imposed by state law. All loans to directors or executive officers of the Bank are approved by the Bank's board of directors and are made on terms not more favorable than would be available to a person not affiliated with the Bank. See "Lending Activities."

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

                               LENDING ACTIVITIES

General

The Bank offers a range of lending services, including real estate, commercial and consumer loans, to individuals and small- to medium-sized businesses and professional concerns that are located in or conduct a substantial portion of their business in the Bank's market area.

Credit Risk

There are certain risks inherent in making all loans. A principal economic risk inherent in making loans is the creditworthiness of the borrower. Other risks inherent in making loans include the following:
     - risks with respect to the period of time over which loans may be repaid,
     - risks resulting from changes in economic and industry conditions,
     - risks inherent in dealing with individual borrowers and,
     - in the case of a collateralized loan, risks resulting from uncertainties as to the future value of the collateral.

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

Real Estate Loans

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

In 1997, the Bank began originating one-to-four family residential real estate loans for sale into the secondary market. This provides long term home financing for qualified customers and generates origination fee income to the Bank. The Bank limits interest rate and credit risk on these loans by locking in the interest rate for each loan with the secondary market investor and receiving the investor's underwriting approval prior to closing the loan.

Commercial Loans

The Bank makes loans for commercial purposes in various lines of businesses. Equipment loans are typically made for a term of up to five years (more typically three years) at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment with a loan-to-value ratio of 80% or less. Working capital loans are made for a term typically not exceeding one year, and are usually secured by accounts receivable, inventory and/or personal guarantees of the principals of the business, and bear interest at floating rates which are payable monthly, or less typically, quarterly. In the case of the loans secured by accounts receivable or inventory, principal is repaid as the assets securing the loan are converted into cash, and in other cases, principal is due at maturity. The principal economic risk associated with each category of loans, including commercial loans, is the creditworthiness of the Bank's borrowers. The risk associated with commercial loans varies with many factors including the economy in the Bank's lending area. In addition many of the Bank's commercial loans are made to small- to medium-sized businesses and professionals who may be less able to withstand competitive, economic and financial conditions than larger borrowers.

Consumer Loans

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

Loan Approval and Review

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

Lending Limit

Under the Financial Institutions Code of Georgia, the Bank is limited in the amount it can loan to a single borrower (including the borrower's related interests) by the amount of the Bank's statutory capital base. The limit is 15% of the statutory capital base unless each loan in excess of 15% is approved by the Bank's board of directors and the entire amount of the loan is secured by good collateral or other ample security. In no event may the amount loaned to any borrower exceed 25% of the Bank's statutory capital base.

The statutory method of calculating the Bank's lending limits is based on its initial capitalization level of $6.5 million. Under this method, the Bank's lending limit is approximately $975,000 for loans not fully secured plus an additional $650,000 (or an aggregate of approximately $1.625 million) for loans on which the entire amount is properly secured. These limits will increase and decrease as the Bank's statutory capital base increases and decreases. Most of the Bank's expected loan demand will be from borrowers who will not require loans in excess of these limits. If a borrower's credit needs exceeds these limits, the Bank seeks to sell participations in the loan to the extent necessary to maintain these lending limits.

                                   COMPETITION

The Bank competes with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in Floyd County and elsewhere. As of June 1998, nine FDIC-insured institutions were operating in Floyd County. A number of these competitors are well established in the Floyd County area. Most of them have substantially greater resources and lending limits and may have a lower cost of funds than the Bank. These banks offer certain services, such as extensive and established branch networks and trust services, which the Bank does not expect to provide in the foreseeable future. As a result of these competitive factors, the Bank may have to pay higher rates of interest and provide superior customer service in order to attract deposits. Management believes that the Bank can compete effectively with these institutions but cannot assure that it will do so.

                                    EMPLOYEES

The Bank commenced operations on February 26, 1996 with 14 full-time employees and had 30 equivalent full-time employees on December 31, 1998. The Bank's employees are not subject to a collective bargaining agreement. The Company has no employees other than its officers, none of whom receive remuneration for their services to the Company. The Company reimburses the Bank for certain management services performed by the Bank's officers. The Company conducts no business other than that of the being a bank holding company. The Company currently has three officers:
          - Thomas D. Caldwell, III, President and Chief Executive Officer,
          - Robert L. Berry, Secretary, and
          - E. Grey Winstead, III, Chief Financial Officer and Principal Accounting Officer.

                             STATISTICAL INFORMATION

The following tables set forth certain statistical information and should be read in conjunction with the financial statements of Greater Rome Bancshares, Inc.

 I. Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differential

                                              1998           1997           1998         1997          1998         1997
                                            Average        Average        Income/       Income/       Yield         Yield
                                            Balance        Balance       (Expense)    (Expense)    (Rate Paid)  (Rate Paid)
                                            -------        -------       ---------    ---------    -----------  -----------

     Loans                            $     36,596,138      22,517,410     3,659,279    2,255,079        10.00%       10.01%
     Taxable investment securities          10,247,085       7,791,229       625,781      482,641         6.11%        6.19%

     Non-taxable investment
       securities                              294,164        -               12,183      -               4.14%        0.00%
     Interest bearing deposits
       in other banks                          706,613        -               37,611      -               5.32%        0.00%
     Federal funds sold                      2,118,499       1,858,945       114,510      100,499         5.41%        5.41%
                                         ------------------------------------------------------------------------------------
          Average earning assets      $     49,962,499      32,167,584     4,449,364    2,838,219         8.91%        8.82%
                                         ------------------------------------------------------------------------------------

     Cash & due from banks                   1,140,369         872,616
     Premises and
       equipment                             2,569,013       2,274,665
     Other assets                              699,190         317,356
                                         ------------------------------
          Average total assets        $     54,371,072      35,632,221
                                         ------------------------------


     Interest bearing demand deposits        3,381,823       2,810,804      (64,355)     (55,224)        -1.90%       -1.96%
     Savings and money market
       deposits                              6,736,847       4,424,565     (261,753)    (160,563)        -3.89%       -3.63%
     Time deposits                          27,189,134      16,518,978   (1,573,504)    (963,689)        -5.79%       -5.83%
     Borrowed funds                          4,399,260       1,367,814     (247,622)     (79,841)        -5.63%       -5.84%
                                         ------------------------------------------------------------------------------------
          Average interest bearing
          liabilities                 $     41,707,065      25,122,161   (2,147,234)  (1,259,317)        -5.15%       -5.01%
                                         ------------------------------------------------------------------------------------

     Non-interest bearing deposits           5,261,746       3,733,515
     Other liabilities                         293,186         158,381
     Stockholders' equity                    6,618,419       6,320,840
                                         ------------------------------
          Average total liabilities
          and equity                  $     53,880,416      35,334,897
                                         ------------------------------

                                         ------------------------------------------------------------------------------------
     Net interest income yield on
     average earning assets           $     49,962,499      32,167,584     2,302,131    1,578,902         4.61%        4.91%
                                         ------------------------------------------------------------------------------------

Notes:
1. Non-accruing loans are included in the average balances. Average non-accruing loans were $88,014 in 1998 and were $38,547 in 1997.
2. Loan fees are included in the interest income computation and were $187,642 in 1998 and $123,908 in 1997.

The following table sets forth a summary of the changes in interest income and interest expense resulting from changes in volume and rates from 1997 to 1998.


                                                                    Increase/(Decrease)
                                                                    -------------------
                                                           Net           Due to          Due to
                                                         Change         Rate (1)       Volume (1)
                                                         ------         --------       ----------
Interest Earning Assets
Loans                                              $   1,404,200          (3,550)       1,407,750
Taxable investment securities                            143,140          (6,930)         150,070
Non-taxable investment securities                         12,183            -              12,183
Interest bearing deposits in other banks                  37,611            -              37,611
Federal funds sold                                        14,011             (19)          14,030
                                                       ---------         -------        ---------
       Total Interest Income                           1,611,145         (10,499)       1,621,644
                                                       ---------         -------        ---------


Interest Bearing Liabilities
Interest bearing demand deposits                           9,131          (1,782)          10,913
Savings and money market deposits                        101,190          12,055           89,135
Time deposits                                            609,815          (7,755)         617,570
Borrowed funds                                           167,781          (2,951)         170,732
                                                       ---------         -------        ---------
       Total Interest Expense                            887,917           (433)          888,350
                                                       ---------         -------        ---------

Net Interest Income                                $     723,228         (10,066)         733,294
                                                       =========         =======        =========

 (1) The changes in interest income and expense not due solely to rate or volume have been allocated proportionately to the rate and volume amounts calculated before allocation.

II.   Investment Portfolio

Refer to note (2) Investment Securities of the Notes to Consolidated Financial Statements included in the 1998 Annual Report, which is incorporated herein by reference.

The weighted average yield of investment securities maturing in one year or less as of December 31, 1998 was 5.77%. The weighted average yield of investment securities maturing from one to five years as of December 31, 1998 was 6.03%. The weighted average yield of investment securities maturing in greater than five years as of December 31, 1998 was 5.26%

III.  Loan Portfolio

                                             12/31/98            12/31/97
               Loan types                    Balance             Balance
               ----------                    -------             -------

      Commercial                      $      11,518,652    $     7,527,458

      Real estate - construction              1,226,296            475,431

      Real estate - mortgage                 19,271,316         14,976,035

      Consumer loans                          9,960,566          7,310,351
                                              ---------          ---------

                              Total   $      41,976,830     $   30,289,275
                                             ==========         ==========

                                                           Maturity and repricing by type

                                    due in 1 year           due from 1 through 5 years      due after 5 years
                             --------------------------     --------------------------    -----------------------

                             Fixed rate   Variable rate    Fixed rate   Variable rate   Fixed rate   Variable rate
                             ----------   -------------    ----------   -------------   ----------   -------------

      Commercial          $   3,752,034      1,557,219      4,416,786      1,714,897       77,719         -

      Real estate -
        construction            925,995        300,302          -              -            -             -

      Real estate -
        mortgage              3,604,413      1,965,045     12,923,461        722,965        4,472         -

      Consumer loans          4,670,940         58,491      4,895,879        124,256      111,357         -
                              ---------         ------      ---------        -------      -------      -------

                    Total $  12,953,382      3,881,057     22,236,126      2,562,118      193,548         -
                             ==========      =========     ==========      =========      =======      =======

The maturity distribution is less than the total at year-end by the amount of non-accrual loans totaling $150,599.

Risk Elements

                                                             1998       1997
                                                             ----       ----
Nonaccrual, Past Due and Restructured Loans
-------------------------------------------
Nonaccrual loans                                       $    150,599   30,805
Accruing loans contractually past due 90 days or more  $      -          -
Troubled debt restructurings                           $      -          -

The amount of interest that would have been included in income on the above non-accrual loans if they had been current in accordance with their original terms was $9,434 in 1998 and $1,127 in 1997. The amount of interest that was included in interest income on the above loans was $8,572 in 1998 and $1,994 in 1997.

The Bank's policy is to place loans on non-accrual status when it appears that the collection of principal and interest in accordance with the terms of the loan is doubtful. Any loan that becomes 90 days past due as to principal or interest is automatically placed on non-accrual, unless corrective action is certain and imminent.

Potential Problem Loans
-----------------------

At year end, management had identified loans totaling $106,000 that were not past due 90 days or more, but in which management has serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. Potential losses are not currently expected on these loans given their collateral positions and the ability of the borrowers to continue servicing the debt, albeit on more favorable terms than originally agreed. Of these loans, $96,806 was restructured as troubled debt in the first quarter of 1999.

IV. Summary of Loan Loss Experience

    Allowance for possible loan losses                  1998             1997
    ----------------------------------                  ----             ----
Balance at the beginning of the period           $        480,544          133,342
Charge-offs:
    Commercial                                            107,607             -
    Real estate - mortgage                                  2,924             -
    Consumer loans                                         77,925           87,254
                                                   ---------------  ---------------
    Total                                                 188,456           87,254
                                                   ---------------  ---------------
Recoveries:
    Consumer loans                                         21,457              762
                                                   ---------------  ---------------
    Total                                                  21,457              762
                                                   ---------------  ---------------
Net charge-offs:                                          166,998           86,492
Additions charged to operations                           255,640          433,694
                                                   ---------------  ---------------
Balance at end of period                         $        569,185          480,544
                                                   ===============  ===============
Average loans outstanding                        $     36,596,138       22,517,410
Ratio of net charge-offs to average loans                   0.46%            0.38%

The provision for loan losses was $255,640 for 1998, down 178,054 from 1997. In 1997, the $433,694 provision expense was primarily determined by reference to a target ratio. The ratio of the loss reserve to total loans was targeted to be 1.50% by the end of 1997, when the Bank would be almost two years old. Management adopted this methodology, by reference to peer information, in order to build the loss reserve for the Bank's new loan portfolio. More traditional methods of determining loan loss provisions are based on historical loan portfolio performance, including analysis of historical charge-offs and recoveries, detail loan reviews and portfolio reviews, loan growth and changing economic conditions. Since the Bank had only limited history, the target ratio method was determined to be more appropriate for the first two years.

In the fourth quarter of 1998, management evaluated the history of the Bank's loan charge-offs and reviewed the credit risk in the Bank's loan portfolio. Futhermore, an independent credit review was conducted in early January 1999, to validate the credit risk classifications as of December 31, 1998. Based on the results of these reviews, management and the board modified the loan loss reserve policy to eliminate the target balance ratio method. Under the revised policy, management and the board will evaluate the adequacy of the loan loss reserve on a quarterly basis. This evaluation considers historical loan losses by risk grade under each major category of loans, i.e., commercial, real estate and consumer. It also considers current portfolio risk, industry concentrations and the uncertainty associated with changing economic conditions.

In addition, management performs an on-going loan review process. All new loans are risk rated under loan policy guidelines. On a monthly basis, the composite risk ratings are evaluated in a model that assesses the adequacy of the current allowance for loan losses, and this evaluation is presented to the Board of Directors each month. On a weekly basis, loan reviews are performed for compliance with underwriting policy on new loans and presented in the weekly Asset Review Committee meeting. Large loans are reviewed periodically. Risk ratings may be changed if it appears that new loans may not have received the proper initial grading or, if on existing loans, credit conditions have improved or worsened.

Management expects to incur losses on loans from time to time when borrowers' financial conditions deteriorate. Where feasible, loans charged down or charged off will continue to be collected. Management considers the year end allowance adequate to cover potential losses in the loan portfolio.

Allocation of the Allowance for Loan Losses
-------------------------------------------

Under the Bank's credit risk Loan Grading Policy, each loan in the portfolio is assigned one of the following risk grades:

                     Grade                        Short Definition
                     -----                        ----------------
                       1         Total absence of credit risk
                       2         Minimal credit risk
                       3         Average credit risk
                       4         Acceptable, but more than average credit risk
                       5         Greater than normal credit risk
                       6         Excessive credit risk
                       7         Potential loss
                       8         Uncollectable

The policy provides more explicit guidance on the application of risk grades. On a monthly basis, loan balances are aggregated for each grade and a loan loss allowance is calculated using factors that represent management's estimate of the allowance applicable to each grade. These factors are compared to historical charge-offs for reasonableness and adjusted, as necessary.

At December 31, 1998 the allowance for loan losses was allocated by grade as follows:

                           Number of       Loan                   Calculated
                  Grade      Loans        Balance         Factor    Reserve
                  -----      -----        -------         ------    -------
                    1            5         146,778          0.00%      -
                    2           16         223,661          0.10%       224
                    3        1,173      29,489,735          0.33%    97,316
                    4          672      11,322,704          0.75%    84,920
                    5           34         636,840          5.00%    31,842
                    6           13         157,112         15.00%    23,567
                    7          -               -           50.00%      -
                    8          -               -          100.00%      -
                            ------      ----------                  -------
                   Total     1,913      41,796,830                  237,869
                             =====      ==========
                                      Unallocated                   331,316
                                                                    -------
                                      Total loss reserve            569,185
                                                                    =======

At December 31, 1997 the allowance for loan losses was allocated by grade as follows:

                           Number of       Loan                   Calculated
                  Grade      Loans        Balance         Factor    Reserve
                  -----      -----        -------         ------    -------
                    1            2           5,640          0.00%      -
                    2            8         163,052          0.10%       163
                    3          771      20,833,144          0.33%    68,749
                    4          523       9,210,791          0.75%    69,081
                    5            6          53,250          5.00%     2,663
                    6            4          23,398         15.00%     2,340
                    7          -               -           50.00%      -
                    8          -               -          100.00%      -
                            ------      ----------                  -------
                   Total     1,314      30,289,275                  142,996
                             =====      ==========
                                      Unallocated                   337,548
                                                                    -------
                                      Total loss reserve            480,544
                                                                    =======

The approximate anticipated amount of charge-offs by risk grade for 1999 is:

                                                      Projected
                                        Grade        Charge-offs
                                        -----        -----------
                                          1       $       -
                                          2                 107
                                          3              46,639
                                          4              40,699
                                          5              15,260
                                          6              11,295
                                          7               -
                                          8               -
                                                       --------
                                        Total     $     114,000
                                                       ========

V.   Deposits

                                                          Average        Average     Average     Average
                                                          Balance        Balance      Rate        Rate
                                                            1998           1997       1998        1997
                                                            ----           ----       ----        ----
    Non-interest bearing deposits               $          5,261,746     3,733,515
    Interest bearing demand deposits                       3,381,823     2,810,804    1.90%       1.96%
    Savings and money market deposits                      6,736,847     4,424,565    3.89%       3.63%
    Time deposits                                         27,189,134    16,518,978    5.79%       5.83%
                                                        --------------------------------------------------
                Total average deposits          $         42,569,551    27,487,862    4.46%       4.29%
                                                        ==================================================

As of December 31, 1998 the amount outstanding of time certificates of deposit of $100,000 or more was $6,704,185. Amounts by time remaining until maturity on time deposits of $100,000 or more were:

                       3 months or less                $          1,090,508
                       over 3 through 6 months                    1,273,635
                       over 6 through 12 months                   3,285,532
                       over 12 months                             1,054,510
                                                           -----------------
                                                       $          6,704,185
                                                           =================

VI.  Return on Equity and Assets

                                                         1998           1997
                                                         ----           ----
     Return on average assets                            0.69%          0.12%

     Return on average equity                            5.65%          0.66%

     Dividend payout ratio                               0.00%          0.00%

     Average equity to average asset ratio              12.17%         17.74%

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

At December 31, 1998, under dividend restrictions imposed under federal and state laws, and the conditions included in the Georgia Department's approval of the Bank's charter application, the Bank could not declare dividends to the Company.

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

The minimum guideline for the ratio (the "Total Risk-Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of Total Capital must comprise common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital"). At December 31, 1998, the Company's consolidated Total Risk-Based Capital Ratio and its Tier 1 Risk-Based Capital Ratio (i.e., the ratio of Tier 1 Capital to risk-weighted assets) were 16% and 14%, respectively.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Company's Leverage Ratio at December 31, 1998 was 11%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

The Bank is subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

The Bank was in compliance with applicable minimum capital requirements as of December 31, 1998. The Company has not been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it or its subsidiary depository institution.

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

The capital levels established for each of the categories are as follows:

========================== ==================== ========================= ====================== ===================
                                                          Total                Tier 1 Risk-
    Capital Category          Tier 1 Capital       Risk-Based Capital          Based Capital           Other
========================== ==================== ========================= ====================== ===================
Well Capitalized           5% or more           10% or more               6% or more             Not subject to a
                                                                                                 capital directive
========================== -------------------- ------------------------- ---------------------- ===================
Adequately Capitalized     4% or more           8% or more                4% or more                    --
========================== -------------------- ------------------------- ---------------------- ===================
Undercapitalized           less than 4%         less than 8%              less than 4%                  --
========================== -------------------- ------------------------- ---------------------- ===================
Significantly              less than 3%         less than 6%              less than 3%                  --
Undercapitalized
========================== ==================== ========================= ====================== ===================
Critically                 2% or less                      --                       --                  --
Undercapitalized           tangible equity
========================== ==================== ========================= ====================== ===================

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

At December 31, 1998, the Bank had the requisite capital levels to qualify as well capitalized.

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

Item 2.  Description of Property
--------------------------------

The principal place of business of both the Company and the Bank is located at 1490 Martha Berry Blvd., Rome, Georgia 30165-1618. Construction of a new one-story, 9,000 square foot brick, traditional bank building was completed in October 1996. It includes office space for administration, lending, customer service and new accounts, operations facilities, four drive-through teller lanes, six stand-up teller windows, and a security vault with safe deposit boxes. The Bank owns the building and the 2.29 acres of graded land on which the building sits. Prior to completion and occupancy of the building, the Bank operated out of two temporary office units on the bank site, which provided 2,608 square feet of office space and banking facilities.

In the second quarter of 1998, the Bank finished construction of a 1,820 square foot branch banking facility at 800 East Second Avenue in Rome (the "East Rome Office"), approximately two miles south of the Bank's main office. The East Rome Office opened for business in the first week of June 1998. It is a full service branch office with three drive-up banking lanes and has a drive-up ATM.

The East Rome site was acquired for $211 thousand in the first quarter of 1997. The cost of the facility, including site work, furniture, fixtures and equipment was $523 thousand. Management projects that the new office should be making a contribution to earnings after twelve months of operations and should position the Bank to more fully service the greater Rome market. Deposit growth at the East Rome Office was $4.2 million through December 31, 1998, which was ahead of budget.

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

                                     Part II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
-------------------------------------------------------------------------------

The information set forth under the caption "Market for Common Equity and Related Stockholder Matters" in the 1998 Annual Report is incorporated herein by reference.

On May 26, 1998, an employee of the Company, a Georgia resident, exercised options to purchase 400 shares of the Company's Common Stock. As a result, the Company issued 400 shares of its Common Stock at $10.00 per share for a total purchase price of $4,000.00. On December 10, 1998, an employee of the Company, a Georgia resident, exercised options to purchase 1,200 shares of the Company's Common Stock. As a result, the Company issued 1,200 shares of its Common Stock at $10.00 per share for a total purchase price of $12,000.00.

Based primarily on these facts, the Company relied on Section 3(a)(11) and
Section 4(2) of the Securities Act of 1933, as amended, in issuing the 1,600 shares.

Item 6. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
        of Operations
        -------------
The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1998 Annual Report is incorporated herein by reference.

Item 7.   Financial Statements
------------------------------

The consolidated balance sheets of the Company as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows, and notes to the consolidated financial statements for each of the three years in the period ended December 31, 1998, and the report issued thereon by the Company's independent public accountants, which appear in the 1998 Annual Report are incorporated herein by reference.

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

13.1    1998 Annual Report to Shareholders.

21.1    Subsidiaries of the Registrant (Incorporated by reference to Exhibit
        21.1 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996).

27.1    Financial Data Schedule (for S.E.C. use only).

*  Indicates a management contract or compensatory arrangement.

(b)  Reports on Form 8-K

        No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1998.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GREATER ROME BANCSHARES, INC.

                                    By:/s/ Thomas D. Caldwell, III
                                       ---------------------------
                                           Thomas D. Caldwell, III, President
Date: March 26, 1999

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                   Title                   Date
           ---------                   -----                   ----

/s/ Robert L. Berry                   Director              March 26, 1999
----------------------------
Robert L. Berry

/s/ Frank A. Brown, Jr.               Director              March 26, 1999
----------------------------
Frank A. Brown, Jr.

/s/ Thomas D. Caldwell, III   Chairman, CEO and President   March 26, 1999
---------------------------- (Principal Executive Officer)
Thomas D. Caldwell, III

/s/ Gene G. Davidson                  Director              March 26, 1999
---------------------------
Gene G. Davidson

/s/ Henry Haskell Perry               Director              March 26, 1999
---------------------------
Henry Haskell Perry

/s/ Bradford Lee Riddle               Director              March 26, 1999
---------------------------
Bradford Lee Riddle

/s/ M. Wayne Robinson                 Director              March 26, 1999
---------------------------
M. Wayne Robinson

/s/ Dale G. Smith                     Director              March 26, 1999
---------------------------
Dale G. Smith

/s/ Paul E. Smith                     Director              March 26, 1999
---------------------------
Paul E. Smith

/s/ W. Fred Talley                    Director              March 26, 1999
---------------------------
W. Fred Talley

/s/ Martha Berry Walstad              Director              March 26, 1999
---------------------------
Martha Berry Walstad

/s/ E. Grey Winstead, III      Chief Financial Officer      March 26, 1999
---------------------------   (Principal Financial and
E. Grey Winstead, III            Accounting Officer)

                          GREATER ROME BANCSHARES, INC.
      Form 10-KSB Annual Report for the Fiscal Year ended December 31, 1998

                                INDEX TO EXHIBITS

Exhibit
 Number                                     Description                            Sequential Page
 ------                                     -----------                            ---------------
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

 13.1  1998 Annual Report to Shareholders.                                                N/A

 21.1  Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 of the Company's Annual Report on Form 10-KSB for the year ended December
       31, 1996).                                                                         N/A

 27.1  Financial Data Schedule (for S.E.C. use only).                                     N/A

----------
* Indicates a management contract or compensatory arrangement.