Form 10QSB
period 1999-03-31
GREATER ROME BANCSHARES INC
filed 1999-05-14
CIK 928484

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended March 31, 1999

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

         701,600 shares of common stock, $.01 par value per share, were issued and outstanding as of April 30, 1998.

         Transitional Small Business Disclosure Format (check one): Yes   No X

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

The unaudited financial statements of Greater Rome Bancshares, Inc. (the "Company") are set forth on the following pages. All adjustments have been made which, in the opinion of management, are necessary in order to make the financial statements not misleading.

                          GREATER ROME BANCSHARES, INC.

                           Consolidated Balance Sheets
                                   (Unaudited)
                      March 31, 1999 and December 31, 1998

                                     Assets

                                                                                      1999                1998
                                                                                      ----                ----
 Cash and due from banks, including reserve
      requirements of $99,000 in 1999 and $108,000 in 1998                    $         1,611,838           1,240,284
 Federal funds sold                                                                     3,240,000           2,132,000
 Interest bearing deposits                                                              1,124,825           1,137,526
                                                                                        ---------           ---------
       Cash and cash equivalents                                                        5,976,663           4,509,810

 Securities available for sale                                                          4,779,651           4,834,617
 Securities held to maturity                                                            5,791,773           6,307,534
 Loans, net                                                                            43,196,506          41,352,500
 Premises and equipment, net                                                            2,682,629           2,726,188
 Accrued interest receivable                                                              421,738             462,949
 Federal Home Loan Bank Stock                                                             509,200             509,200
 Other assets                                                                           1,208,221             739,044
                                                                                       ----------          ----------
                                                                              $        64,566,381          61,441,842
                                                                                       ==========          ==========

                                        Liabilities and Stockholders' Equity

 Deposits:
       Demand                                                                 $         5,386,901           6,009,623
       Interest bearing demand                                                          3,834,849           3,579,780
       Savings                                                                          8,001,662           7,733,706
       Time                                                                            26,691,838          24,830,666
       Time, over $100,000                                                              7,461,969           6,704,185
                                                                                       ----------          ----------
           Total deposits                                                              51,377,219          48,857,960

 Federal Home Loan Bank borrowings                                                      5,000,000           5,000,000
 Securities sold under repurchase agreement                                             1,000,000                   -
 Federal funds purchased                                                                        -             500,000
 Accrued interest payable                                                                 149,464             101,204
 Other liabilities                                                                        140,127             170,725
                                                                                       ----------          ----------
           Total liabilities                                                           57,666,810          54,629,889
                                                                                       ----------          ----------
 Commitments

 Stockholders' equity:
       Preferred stock, par value $1.00 per share; 100,000 shares authorized; no shares issued or outstanding
       Common stock, par value $.01 per share; 10,000,000
           shares authorized; 701,600 shares issued and
           outstanding                                                                      7,016               7,016
       Additional paid-in capital                                                       6,946,101           6,946,101
       Accumulated deficit                                                                (44,452)           (144,640)
       Accumulated other comprehensive income                                              (9,094)              3,476
                                                                                       ----------          ----------
           Total stockholder's equity                                                   6,899,571           6,811,953
                                                                                       ----------          ----------
                                                                              $        64,566,381          61,441,842
                                                                                       ==========          ==========

 See accompanying notes to consolidated financial statements.


                                                                    Three Months       Three Months
                                                                        Ended              Ended
                                                                    Mar 31, 1999       Mar 31, 1998
                                                                    ------------       ------------
Interest income:
    Interest and fees on loans                                  $        1,011,253            788,621
    Interest and dividends on investments                                  167,524            140,866
    Interest on federal funds sold and deposits with other banks            28,005             41,528
                                                                         ---------            -------
       Total interest income                                             1,206,782            971,015
                                                                         ---------            -------

Interest expense:
    Time deposits                                                          432,064            346,671
    Savings deposits                                                        65,716             50,725
    Interest bearing demand deposits                                        19,009             13,431
    Other                                                                   69,530             57,856
                                                                         ---------            -------
       Total interest expense                                              586,319            468,683
                                                                         ---------            -------

       Net interest income                                                 620,463            502,332
Provision for loan losses                                                   57,600             47,500
                                                                         ---------            -------
       Net interest income after provision for loans losses                562,863            454,832
                                                                         ---------            -------

Other income:
    Service charges                                                         43,213             33,133
    Other                                                                   57,326             18,457
                                                                         ---------            -------
       Total other income                                                  100,539             51,590
                                                                         ---------            -------

Other expenses:
Salaries and employee benefits                                             268,719            234,215
Occupancy                                                                   87,988             60,662
Other operating                                                            157,969            132,528
                                                                         ---------            -------
       Total other expenses                                                514,676            427,405
                                                                         ---------            -------

       Income  before income taxes                                         148,726             79,017

Income tax expense                                                          48,538             17,290
                                                                         ---------            -------

       Net earnings                                             $          100,188             61,727
                                                                         =========            =======

Other comprehensive income, before tax:
    Unrealized gains/(losses) on securities available for sale
       arising during  period, net of tax of $(7,691) and $2,490           (12,570)              (830)
                                                                         ---------            -------

Comprehensive income                                            $           87,618             60,896
                                                                         =========            =======

Net earnings per share                                          $             0.14               0.09
                                                                         =========            =======

Diluted net earnings per share                                  $             0.14               0.09
                                                                         =========            =======

See accompanying notes to consolidated financial statements.

                          GREATER ROME BANCSHARES, INC.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
               For the Three Months Ended March 31, 1999 and 1998

                                                                                      1999                1998
                                                                                      ----                ----

 Cash flows from operating activities:
       Net earnings                                                           $           100,188              61,727
       Adjustments to reconcile net earnings to net cash
           used by operating activities:
           Depreciation, amortization and accretion                                        55,981              38,533
           Provision for loan losses                                                       57,600              47,500
          Change in:
             Interest receivable                                                           41,211              20,791
             Other assets                                                                (111,487)             (8,053)
             Interest payable                                                              48,260              14,993
             Other liabilities                                                            (30,598)              9,414
                                                                                        ---------             -------
           Net cash provided in operating activities                                      161,155             184,905
                                                                                        ---------             -------

 Cash flows from investing activities:
       Purchases of securities available for sale                                      (1,423,746)                  -
       Purchases of securities held to maturity                                                 -          (1,749,063)
       Proceeds from maturities and calls of securities available for sale              1,453,211                   -
       Proceeds from maturities and calls of securities held to maturity                  515,877           1,135,591
       Purchase of bank owned life insurance                                             (350,000)                  -
       Net increase in loans                                                           (1,901,606)         (2,274,598)
       Purchases of premises and equipment                                                 (7,297)            (91,382)
                                                                                        ---------           ---------
           Net cash used by investing activities                                       (1,713,561)         (2,979,452)
                                                                                        ---------           ---------

 Cash flows from financing activities:
       Net change in demand and savings deposits                                          (99,697)          1,678,172
       Net change in time deposits                                                      2,618,956           3,307,076
       Net change in securities sold under repurchase agreements                        1,000,000            (500,000)
       Net chang in federal funds purchased                                              (500,000)               -
                                                                                        ---------           ---------
           Net cash provided by financing activities                                    3,019,259           4,485,248
                                                                                        ---------           ---------

 Net change in cash and cash equivalents                                                1,466,853           1,690,701

 Cash and cash equivalents at beginning of period                                       4,509,810           2,964,424
                                                                                        ---------           ---------

 Cash and cash equivalents at end of period                                   $         5,976,663           4,655,125
                                                                                        =========           =========

 Supplemental disclosures of cash flow information:
       Cash paid for interest                                                 $           538,059             453,784

       Change in unrealized gain/(loss) on securities available for sale      $           (20,261)              1,660

 See accompanying notes to consolidated financial statements.

                          GREATER ROME BANCSHARES, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Summary of Significant Accounting Policies
Organization
------------
Greater Rome Bancshares, Inc. (the "Company") is a bank holding company whose business is conducted by its wholly owned bank subsidiary, Greater Rome Bank (the "Bank"). The Company is subject to regulation under the Bank Holding Company Act of 1956.

The Bank is a commercial bank that serves Rome, Georgia; a community located approximately 50 miles north of metropolitan Atlanta, and Floyd County. The Bank is chartered and regulated by the State of Georgia Department of Banking and Finance and is insured and subject to regulation by the Federal Deposit Insurance Corporation.

Basis of Presentation and Reclassification
------------------------------------------
The consolidated financial statements include the accounts of the Company and the Bank. All intercompany accounts and transactions have been eliminated in consolidation. Certain 1998 amounts have been reclassified to conform to the 1999 presentation.

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

Investment Securities
---------------------
The Company classifies its securities in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for sale in the near term. Held to maturity securities are those securities that the Company has the ability and intent to hold until maturity. All other securities not included in trading or held to maturity are classified as available for sale. The Company's current investment policy prohibits trading activity.

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

Net Earnings Per Share
----------------------
Earnings per share are based on the weighted average number of common shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The reconciliation of the amounts used in the computation of both "earnings per share" and "diluted earnings per share" for the periods presented in the financial statements were calculated as follows:

                                                                  Net           Common        Per Share
For the quarter ended March 31, 1999:                          Earnings         Share           Amount
-------------------------------------                          --------         -----           ------

                Earnings per share                        $     101,188            701,600       0.14

                Effect of stock options                                             16,674          -
                                                                         -

                Diluted earnings per share                $     101,188            718,274       0.14


                                                                  Net           Common        Per Share
For the quarter ended March 31, 1998:                          Earnings         Share           Amount
-------------------------------------                          --------         -----           ------

                Earnings per share                        $         61,727         700,000       0.09

                Effect of stock options                                              9,000          -
                                                                         -

                Diluted earnings per share                $         61,727         709,000       0.09


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

Certain statements contained in this Annual Report, which are not statements of historical fact, constitute forward-looking statements. Examples of forward-looking statements include, but are not limited to:

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

Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from those in such statements. Facts that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

(1) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted;
(2) the effects of and changes in trade, monetary and fiscal policies and laws,including interest rate policies of the Board of Governors of the Federal Reserve System;
(3)  inflation, interest rate, market and monetary fluctuations;
(4) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users;
(5)  changes in consumer  spending,  borrowing and saving habits;
(6)  Year 2000 issues and technological changes;
(7)  acquisitions;
(8)  the ability to increase market share and control expenses;
(9) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiary must comply;
(10) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board;
(11) changes in the Company's organization, compensation and benefit plans;
(12) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and
(13) the success of the Company at managing the risks involved in the foregoing.

Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

FINANCIAL CONDITION

As of March 31, 1999, the Company had concluded just over three years of banking operations with $64.6 million in total assets, up $3.1 million over year-end 1998. Total deposits increased $2.5 million over year-end 1998 to $51.4 million. Total loans outstanding increased $1.8 million over year-end 1998 to $43.2 million. All of the Bank's growth in deposits and loans has come from the local market. Management attributes this growth to a relatively stable local economy combined with competitive banking services delivered by a locally owned and operated community bank. The Bank is one of only two locally owned and operated community banks in its market, which has been dominated by regional banks and fragmented by credit unions over the past several years.

The banking industry continues to experience stiff competition from non-banks for deposit and investment type products. Competition for local deposit dollars continues to put upward pressure on the cost of deposits. In the current market environment, management has found that the Bank can borrow term funds from wholesale resources at rates that are less than the cost of local certificates of deposit. The Bank's Asset/Liability Management Committee has adopted policies designed to diversify funding sources in the event that local market deposits become even less available and more costly. Within limits, the Bank may obtain funding from brokered certificates of deposit and other forms of wholesale borrowing, such as the Federal Home Loan Bank and term repurchase agreements. These policies should allow the Bank to continue to meet the local market's credit demands and provide the flexibility to obtain funding from various sources at optimum rates. While this policy shift provides greater funding flexibility, in the long run the Bank will continue to place primary funding emphasis on local deposit growth. As of March 31, 1999, the Bank had no brokered deposits.

As of March 31, 1999, the Bank's East Rome branch facility had concluded ten months of operations. The East Rome Office is a full service branch office located at 800 East Second Avenue in Rome, approximately two miles south of the Bank's main office. Management projects that the new office should be making a contribution to earnings after twelve months of operations and should position the Bank to more fully service the greater Rome market. In the first quarter of 1999, deposits at the East Rome Office increased $1.5 million over year-end to $5.7 million.

Capital

At March 31, 1999, the Bank's capital position was in excess of FDIC guidelines to qualify as "well capitalized". Based on the level of the Bank's risk weighted assets at quarter end, the Bank had $2.4 million more capital than necessary to satisfy the "well-capitalized" criteria. The Bank's capital adequacy is monitored quarterly by the Bank's Asset/Liability Committee, as asset and liability growth, mix and pricing strategies are developed.

Assuming the Bank continues to grow with a risk-weighted asset mix consistent with its historical experience, and that it has reasonable earnings and maintains asset quality, the Bank's capital will approach the minimum limits to be well-capitalized when its assets are approximately $100 million. While there are no assurances that the Bank will continue to experience rapid growth, management must anticipate such growth and make plans for sufficient capital to support it. Management and the Board are currently developing capital growth strategies.

Liquidity

Management monitors its liquidity position daily and the Asset Review Committee reviews a liquidity management report on a weekly basis. The liquidity management report reflects the Bank's results against policy guidelines and the Bank's unfunded commitments and capital position. The reports reflect funding capacity projections based on capital limits and policy limits assuming no further local market deposit growth (a worst case scenario). As of March 31,1999, the Bank had unfunded loan commitments totaling $4.8 million.

The Bank intends to manage its loan growth such that deposit flows will provide the primary funding for all loans as well as cash reserves for working capital and short to intermediate term marketable investments. Management will continue to seek cost effective alternative funding sources for both the short and long term, in the event that local deposit growth does not keep pace with local loan demand. These funding sources may include institutional certificates of deposit (CD's), local market CD's and brokered CD's.

Management considers the Bank's internal and external liquidity resources to be adequate to handle expected growth and normal cash flow demands from existing deposits and loans. For the quarter ended March 31, 1999, deposit growth exceeded loan growth by $700 thousand. Securities held to maturity decreased $500 thousand from year-end to $5.8 million. Securities available for sale remained at $4.8 million. At March 31, 1999, the average weighted life of the Bank's securities portfolio was 4.4 years with an average weighted tax equivalent yield of 5.91%. All of the Bank's investment securities are available as collateral for borrowings under either repurchase agreements with its correspondent banks or advances from the Federal Home Loan Bank ("FHLB").

At March 31, 1999, the Bank had $5 million in advances from the FHLB of Atlanta. The Bank obtained these advances to improve its cost of funds and to improve its interest rate risk exposure. They are secured by the Bank's investment in first mortgage real estate loans and FHLB stock.

The FHLB has call options on $4.0 million of these advances. If call options are exercised on any of the advances, they will be converted into three-month LIBOR-based floating rate advances at three-month LIBOR flat. The most likely reason for the advances to be called would be if interest rates rose sufficiently to present better investment alternatives for the FHLB. In the event of a call, management will evaluate its funding alternatives, given its interest rate risk profile at the time.

Net deposit growth, federal funds sold and marketable securities provide the primary liquidity resource for loan disbursements and Bank working capital. The Bank's investment securities portfolio provides liquidity in the form of financing through master repurchase agreements executed with the Bank's correspondent banks. At quarter end the funds available for liquidity purposes consisted of $9.5 million in securities (eligible for sale under repurchase agreements), plus Federal funds sold and other short-term bank deposits of $4.4 million, for a total of $13.9 million. Under these repurchase agreements, margin requirements range from 3% to 10% of the current market value of the underlying security, and the borrowing rate tends to have a spread of approximately 25 to 40 basis points over the Federal funds sold rate. The repurchase agreements allow the Bank to raise funds out of its total securities portfolio without being forced to sell the securities and recognize gains or losses as a result of the sale. In addition to these sources of funds, the Bank has unsecured Federal funds purchase lines of credit totaling $4.5 million, all of which were available at quarter end. The correspondent banks may revoke these lines at any time.

FHLB membership provides an additional source of liquidity through credit programs, which can provide term funding for up to 10 years and, in certain qualified programs, up to 20 years. The Bank's first mortgage loans are assigned as collateral for this financing. The Bank has $7.5 million in eligible residential first mortgage loans that have been assigned to the FHLB. These loans provide approximately $6.0 million in lendable value, of which $5 million has been borrowed. The Bank also has $11.6 million in commercial mortgage loans that may qualify as collateral for advances with the FHLB.

On April 22, 1999, the Bank borrowed an additional $1.0 million from the FHLB bringing its total advances from the FHLB to $6.0 million. The additional $1.0 million carries a fixed rate of interest at 5.01% for five years with a one-time, two-year, call option. This funding replaced the $1.0 million repurchase agreement that was repaid in early April.

In April 1999, the Bank submitted the required documentation to the Federal Reserve Bank of Atlanta to be able to borrow money from the Federal Reserve, as a part of the Bank's contingency planning for year 2000 risks.

RESULTS OF OPERATIONS

The Company had net earnings of $100,188 ($0.14 per share) for the three months ended March 31, 1999. This compares to net earnings of $61,727 ($0.09 per share) for the three months ended March 31, 1998. Income before taxes in the first quarter of 1999 improved over the same period in 1998 by $69,709 (88%) to $148,726. The Company's earnings became fully taxable for federal income tax purposes in 1998 as a result of fully utilizing it federal net operating loss during the year.

Net Interest Income

Net interest income increased $118,131 (23%) to $620,463 for the three months ended March 31, 1999. This was primarily due to the 30% increase in average earning assets to $56.9 million for the first quarter of 1999 compared to the first quarter of 1998 and the improvement in the earning asset mix. For 1999, average loans comprised 75% of average earning assets. For 1998, average loans were 72% of average earning assets. The net yield on average earning assets, before the provision for loan losses, was 4.39% for 1999. This compares to 4.65% for 1998. The lower yield for 1999 was primarily due to the higher funding cost associated with 87% of average earning assets being funded by interest bearing deposits. For 1998, 83% of average earning assets were funded by interest bearing deposits.

Summary of Loan Loss Experience

                                                                                Three months     Three months
                                                                                   ended             ended
                                                                                  3/31/99           3/31/98
                                                                                  -------           -------
Allowance for possible loan losses at the beginning of the quarter      $          569,185            480,544
    Real estate - mortgage                                                           -                  2,924
    Consumer loans                                                                  20,193              7,462
                                                                                   -------            -------
    Total                                                                           20,193             10,386
                                                                                   -------            -------
Recoveries:
    Real estate - mortgage                                                           -                   -
    Consumer loans                                                                  10,138              2,490
                                                                                   -------            -------
    Total                                                                           10,138              2,490
                                                                                   -------            -------
Net charge-offs:                                                                    10,055              7,896
Additions charged to operations                                                     57,600             47,500
                                                                                   -------            -------
Balance at end of quarter                                               $          616,730            520,148
                                                                                   =======            =======
Average loans outstanding, net of unearned income                       $       42,784,599         31,529,214
Ratio of net charge-offs to average loans                                            0.02%              0.03%

Until the fourth quarter of 1998, the provision for loan losses was primarily determined by reference to a target ratio. Management had used this method, by reference to peer information, in order to build the loss reserve for the Bank's loan portfolio. More traditional methods of determining loan loss provisions are based on historical loan portfolio performance, including analysis of historical charge-offs and recoveries, detailed loan reviews and portfolio reviews, loan growth and changing economic conditions. Up to that point, the Bank did not have sufficient history in its portfolio performance on which to base additions.

In the fourth quarter of 1998, management evaluated the history of the Bank's loan charge-offs and reviewed the credit risk in the Bank's loan portfolio. Furthermore, an independent credit review was conducted in early January 1999, to validate the credit risk classification as of December 31, 1998. Based on the results of these reviews, management and the board modified the loan loss reserve policy to eliminate the target balance ratio method. Under the revised policy, management and the board will evaluate the adequacy of the loan loss reserve on a quarterly basis. This evaluation considers historical loan losses by risk grade under each major category of loans, i.e., commercial, real estate and consumer. It also considers current portfolio risk, industry concentrations and the uncertainty associated with changing economic conditions.

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

Allocation of the Allowance for Loan Losses
-------------------------------------------

Under the Bank's credit risk Loan Grading Policy, each loan in the portfolio is assigned one of the following risk grades:

    Grade       Short Definition                                     Grade     Short Definition
    -----       ----------------                                     -----     ----------------
        1       Total absence of credit risk                            5      Greater than normal credit risk
        2       Minimal credit risk                                     6      Excessive credit risk
        3       Average credit risk                                     7      Potential loss
        4       Acceptable, but more than average credit risk           8      Uncollectable

The policy provides more explicit guidance on the application of risk grades. On a monthly basis, loan balances are aggregated for each grade and a loan loss allowance is calculated using factors that represent management's estimate of the allowance applicable to each grade. These factors are compared to historical charge-offs for reasonableness and adjusted, as necessary.

At December 31, 1998 the allowance for loan losses was allocated by grade as follows:

                                     Number of          Loan                           Calculated
                            Grade      Loans          Balance            Factor          Reserve
                            -----      -----          -------            ------          -------
                              1                5            146,778            0.00%        -
                              2               16            223,661            0.10%             224
                              3            1,173         29,489,735            0.33%          97,316
                              4              672         11,322,704            0.75%          84,920
                              5               34            636,840            5.00%          31,842
                              6               13            157,112           15.00%          23,567
                              7          -               -                    50.00%        -
                              8          -               -                   100.00%        -
                                        --------         ----------                          -------
                              Total        1,913         41,976,830                          237,869
                                        ========         ==========
                                                        Unallocated                          331,316
                                                                                             -------
                                                 Total loss reserve                          569,185
                                                                                             =======

At March 31, 1999 the allowance for loan losses was allocated by grade as follows:

                                     Number of          Loan                           Calculated
                            Grade      Loans          Balance            Factor          Reserve
                            -----      -----          -------            ------          -------
                              1                5            143,927            0.00%        -
                              2               15            218,368            0.10%             218
                              3            1,180         29,522,192            0.33%          97,423
                              4              741         12,742,051            0.75%          95,565
                              5               37          1,092,558            5.00%          54,628
                              6               12             94,140           15.00%          14,121
                              7          -               -                    50.00%        -
                              8          -               -                   100.00%        -
                              -         --------         ----------                          -------
                              Total        1,990         43,813,236                          261,955
                                        ========         ==========
                                                        Unallocated                          354,775
                                                                                             -------
                                                 Total loss reserve                          616,730
                                                                                             =======

The approximate anticipated amount of charge-offs by risk grade for 1999 is:

                                                      Projected
                                        Grade        Charge-offs
                                        -----        -----------
                                          1               -
                                          2                     107
                                          3                  46,639
                                          4                  40,699
                                          5                  15,260
                                          6                  11,295
                                          7               -
                                          8               -
                                                         ----------
                                        Total               114,000
                                                         ==========


Risk Elements
                                                March 31, 1999    March 31, 1998
                                                --------------    --------------
Nonaccrual, Past Due and Restructured Loans
-------------------------------------------
Nonaccrual loans                               $     86,733              -
Accruing loans contractually past due 90 days
  or more                                      $        -             19,857
Troubled debt restructurings                   $     96,806              -

The amount of interest that would have been included in income on the above non-accrual loans if they had been current in accordance with their original terms was $5,159 in 1999. The amount of interest that was included in interest income on the above loans was $2,282 in 1999.

The Bank's policy is to place loans on non-accrual status when it appears that the collection of principal and interest in accordance with the terms of the loan is doubtful. Any loan that becomes 90 days past due as to principal or interest is automatically placed on non-accrual, unless corrective action is certain and imminent.

Non-interest Income and Expenses

Non-interest income increased $48,949 (95%) for the three months ended March 31, 1999 from the same period of 1998. Service charges on deposit accounts increased $10,080 (30%) to $43,213. Mortgage origination fees increased $25,085 (293%) to $33,654.

Non-interest expenses increased $87,272 (20%) to $514,677 for the three months ended March 31, 1999 from the same period for 1998. The lower growth rate of non-interest expenses relative to the earning asset growth rate of 30% indicates that the Bank's operating efficiencies continue to improve.

Salaries and benefits for the three months ended March 31, 1999 increased $34,504 (15%) to $268,719 from the same period in 1998. This is due to the growth in the number of full-time-equivalent employees and increases in the costs of employee benefits. The number of employees grew from 24 at the end of the first quarter of 1998 to 31 at the end of the first quarter of 1999. Occupancy costs increased $27,326 (45%) to $87,988. This increase is due primarily to the addition of the East Rome office. Other operating expenses increased $25,441 (20%) to $157,969. Most of this increase is due to the higher volume of business associated with advertising and marketing costs, data processing costs, and supplies. Management continues to focus on improving operating expense efficiencies, through the use of current banking technologies, outsourcing solutions and human resource training and development.

Interest Rate Sensitivity

Improvement in the Company's earnings depends upon continued earning asset growth, good asset quality and a relatively stable economic environment. Management feels it is reasonable for the Bank to continue to experience steady earning asset growth as long as interest rates remain relatively stable.

The Bank uses a third party risk analysis product, which quantifies the amount of risk to the net interest margin and to the current market value of equity. It produces a composite analysis of several approaches including GAP analysis, rate shocks in 100 point increments, up and down 400 basis points and simulation modeling.

As with any model, many assumptions have to be made about the repricing attributes of the Bank's assets and liabilities. Where industry experience seems appropriate, such assumptions are used. Given the extremely competitive market for the public's investing and savings dollars, the "basis risk", or lack of correlation between changes in the yields on U.S. Treasury securities and customer deposit rates, seems to be getting greater. In simpler terms, if the one-year T-bill falls in yield by 100 basis points, it is unlikely that one-year time deposits will roll down by 100 basis points at maturity. Such uncertainty increases the uncertainty about the conclusiveness of the interest rate risk models.

The Asset/Liability Committee monitors the Bank's exposure to interest rate risk on a quarterly basis. As of its most recent review, the effect of an immediate and simultaneous change in interest rates, either up or down by 200 basis points, on the Bank's net interest income and on its economic value of equity was calculated to be within policy limits. The net interest income policy limit specifies that the amount of adverse impact to net interest income due to interest rate risk is limited to no more than 10% of projected net interest income for the following 12 months, assuming a 200 basis point change in interest rates. The economic value of equity policy limit specifies that the adverse effect of a similar rate change on the economic value of equity is limited to no more than 25% of the Bank's current capital.

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

The Company's State of Readiness

The Company and Bank do not use proprietary computer hardware or software. (The Company has no hardware or software dependencies other than through the Bank; hence, all further corporate references in this section will be to the Bank.) The Bank depends upon outsourced data processing services, third party software and PC hardware technology. Management has identified all mission critical hardware and software applications and is following the general guidelines promulgated by the Federal Financial Institutions Examination Council ("FFIEC") to assure that such applications will be renovated and tested before prescribed deadlines or contingency plans will be in the process of implementation.

The Bank has replaced all non-compliant hardware and software associated with the basic operation of its local area networks, wide area network and workstations and has completed testing and documentation of compliance for these systems. Additionally, the Bank's phone system has been tested and documented to be Y2K ready.

Various software is licensed to the Bank and maintained at its offices. It is used for new account platforms, teller transactions, network administration, office administration, ACH settlement reporting, cash letter settlement reporting, wire transfers, accounts receivable financing, accounts payable and telephone banking. Ten vendors provide this software and periodic updates. To date, all versions of this software currently used at the Bank have been reported by the vendors as Y2K compliant. All software has been validated through tests performed by the Bank, or performed by other (proxy test) banks with operating environments similar to the Bank. The Bank has completed testing and documenting compliance on its licensed software maintained at the Bank's offices.

The Bank's core processing, which maintains all customer record keeping, general ledger accounting and financial management information systems, is handled by Fiserv, Inc., an international data processing company, which specializes in financial institution data processing and serves 15% of all of the banks, credit unions and savings institutions in the U.S. Thousands of financial institutions with over fifty million customer accounts are processed on its systems. Accordingly, the Bank expects Fiserv to satisfy all regulatory requirements imposed upon bank data processors.

The Bank's Fiserv service center has reported that it has concluded its renovations and has implemented Y2K compliant software. Proxy tests, as defined by the FFIEC, have been concluded by representative client banks, and Fiserv delivered independently reviewed reports to the Bank in the fourth quarter of 1998. These reports were used to limit the scope, extent and cost of integrated testing expected to be performed by the Bank. Members of the Y2K Committee attended training conducted by Fiserv for the purpose of designing integrated test plans and test scripts with Fiserv. Integrated tests were conducted in the fourth quarter of 1998 and substantially completed by December 31, 1998, with all issues satisfactorily resolved.

At March 31, 1999, four Fiserv applications remained to be tested and results documented, three of which involve new software being installed in the second quarter of 1999. The one pre-existing application is the item-processing interface between Fiserv Atlanta, the Bank's item capture center, and Fiserv Bowling Green, the Bank's data service center. This interface was tested in March 1999 and the results are currently being evaluated and documented. At this stage of the evaluation, the test results appear to be without exception.

In April 1999, the Bank converted its ATM and debit card processor to Fiserv EFT. Fiserv EFT has reported that its software and network interfaces will have testing completed by June 30, 1999. Its most recent status report provides no reason to expect that such dates will not be satisfactorily met. Additionally, Fiserv Bowling Green has installed new software to drive the Bank's ATM. Testing and documentation of these two new applications will be concluded in the second quarter of 1999.

The fourth new application involves the Bank's remote print-back hardware and software. Fiserv is currently testing the software in live environments. New hardware is scheduled for installation in late May with software installation in June. Testing and documentation are expected to be concluded in June 1999.

Fiserv Bowling Green has reported that it will keep the test environment available throughout 1999 to allow clients to refine test scripts and trouble-shoot product interfaces.

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

Other third parties with which the Bank has material relationships that may be adversely impacted by Y2K risks include its correspondent banks and the utility companies.

The Bank's primary correspondent bank provides numerous services, including cash letter settlements, federal funds sold and purchase lines, securities safekeeping services, securities settlements, wire settlements, ACH settlements, and ATM/debit card settlements. The Federal Home Loan Bank of Atlanta provides overnight investments and secured term financing. Two other correspondent banks provide federal funds sold and purchase lines. Written communications from these banks indicate that they have substantially completed the testing and implementation of all mission critical systems and their efforts in early 1999 appear to be shifting focus toward customer awareness and contingency planning.

Y2K readiness disclosures from the Bank's major utility companies have significantly improved. The status of their testing and contingency planning appears to be on schedule. The electric and phone companies have indicated target dates for substantial completion of their plans by June 30, 1999. Their disclosures recognize the significant interdependencies on business relationships over which they have no direct control, but indicate efforts to mitigate these risks through integrated testing and contingency planning.

The Costs to Address the Company's Year 2000 Issues

The resource commitments and costs of implementing Y2K solutions on mission critical systems are currently estimated to be approximately $118,000. Approximately $94,000 of this was incurred in 1998, and the balance will be incurred in 1999. These costs include the cost of an independent consultant, who has been engaged to review the Bank's test plans, test results and contingency plans. At this time, the costs of implementing Y2K solutions on mission critical hardware and software are not expected to have a material impact on the results of operations.

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

Currently, the most reasonably likely worst case Year 2000 scenario for the Bank appears to be one in which electrical service or phone service were disrupted to the community for an extended period. As noted above, the management of the risks associated with the Bank's computer hardware and software, its commercial customer risk and its correspondent bank risk is progressing as planned. Electrical and phone services are the most critical of the utilities. While the Bank cannot operate its systems without a continuous supply of electricity, short-term disruptions, such as occur with electrical storms, can be managed in the ordinary course of business. Much of the Bank's business is conducted over data communication and voice communication lines provided by the phone companies. Short-term disruptions in phone services can be managed in the ordinary course of business.

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

In an effort to more specifically address contingency planning related to possible Y2K disruptions, management is developing a Business Resumption Contingency Plan ("BRCP") under the framework of the Plans. The BCRP will address the evaluation of most reasonably likely worst case scenarios and the action plans required to limit the adverse consequences on the Bank's services. The BRCP will also address liquidity contingency planning. This will include use of the Federal Reserve discount window, the Federal Home Loan Bank's Y2K advance programs, and cash planning with the Bank's armored courier service. Validation plans will be included to test for effectiveness and viability. The Bank's independent Y2K consultant will review the BRCP. The BRCP is scheduled for substantial completion in June 1999.

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

10.6 *Executive Supplemental Retirement Plan Agreement between the Bank and Thomas D. Caldwell, III dated December 28, 1998.

27.1 Financial Data Schedule (for S.E.C. use only).

*  Indicates a management contract or compensatory arrangement.

(b)  Reports on Form 8-K
     No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GREATER ROME BANCSHARES, INC.



Date:  May 6, 1999                By: /s/ Thomas D. Caldwell, III
                                      ---------------------------
                                      Thomas D. Caldwell, III
                                      President, Chief Executive Officer


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

10.6 *Executive  Supplemental  Retirement  Plan  Agreement  between the Bank and
     Thomas D. Caldwell, III dated December 28, 1998.                                N/A

27.1    Financial Data Schedule (for S.E.C. use only).

*  Indicates a management contract or compensatory arrangement.