Form 10QSB
period 1999-06-30
GREATER ROME BANCSHARES INC
filed 1999-08-16
CIK 928484

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended June 30, 1999

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

         701,600 shares of common stock, $.01 par value per share, were issued and outstanding as of July 30, 1999.

          Transitional Small Business Disclosure Format (check one): Yes __ No X

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

The unaudited financial statements of Greater Rome Bancshares, Inc. (the "Company") are set forth on the following pages. All adjustments have been made which, in the opinion of management, are necessary in order to make the financial statements not misleading.

                          GREATER ROME BANCSHARES, INC.

                          Consolidated Balance Sheets
                                   (Unaudited)
                       June 30, 1999 and December 31, 1998

                                     Assets
                                     ------

                                                                                    1999               1998
                                                                                    ----               ----
 Cash and due from banks, including reserve
      requirements of $99,000 in 1999 and $108,000 in 1998              $        1,374,049          1,240,284
 Federal funds sold                                                               4,374,487          2,132,000
 Interest bearing deposits                                                        1,450,282          1,137,526
                                                                                  ---------          ---------
       Cash and cash equivalents                                                  7,198,818          4,509,810

 Securities available for sale                                                    9,005,825          4,834,617
 Securities held to maturity                                                      1,384,348          6,307,534
 Loans, net                                                                      46,370,170         41,352,500
 Premises and equipment, net                                                      2,665,140          2,726,188
 Accrued interest receivable                                                        449,859            462,949
 Federal Home Loan Bank Stock                                                       300,000            509,200
 Other assets                                                                     1,250,392            739,044
                                                                                  ---------            -------
                                                                         $       68,624,552         61,441,842
                                                                                 ==========         ==========

                                      Liabilities and Stockholders' Equity
                                      ------------------------------------
 Deposits:
       Demand                                                            $        6,850,899          6,009,623
       Interest bearing demand                                                    4,706,408          3,579,780
       Savings                                                                    8,380,767          7,733,706
       Time                                                                      27,094,638         24,830,666
       Time, over $100,000                                                        8,397,242          6,704,185
                                                                                  ---------          ---------
           Total deposits                                                        55,429,954         48,857,960

 Federal Home Loan Bank borrowings                                                6,000,000          5,000,000
 Federal funds purchased                                                                  -            500,000
 Accrued interest payable                                                           125,056            101,204
 Other liabilities                                                                  122,473            170,725
                                                                                    -------            -------
           Total liabilities                                                     61,677,483         54,629,889
                                                                                 ----------         ----------
 Commitments

 Stockholders' equity:
       Preferred stock, par value $1.00 per share; 100,000 shares
           authorized; no shares issued or outstanding                                    -                  -
       Common stock, par value $.01 per share; 10,000,000
           shares authorized; 701,600 shares issued and
           outstanding                                                                7,016              7,016
       Additional paid-in capital                                                 6,946,101          6,946,101
       Accumulated earnings (deficit)                                                85,486           (144,640)
       Accumulated other comprehensive (loss) income                                (91,534)             3,476
                                                                                    -------              -----
           Total stockholders' equity                                             6,947,069          6,811,953
                                                                                  ---------          ---------
                                                                         $       68,624,552         61,441,842
                                                                                 ==========         ==========

 See accompanying notes to consolidated financial statements.

                          GREATER ROME BANCSHARES, INC.

         Consolidated Statements of Operations and Comprehensive Income
                                   (Unaudited)
        For each of the Six and Three Months Ended June 30, 1999 and 1998


                                                                 Six Months      Six Months    Three Months    Three Months
                                                                    Ended          Ended           Ended          Ended
                                                                June 30, 1999   June 30, 1998  June 30, 1999   June 30, 1998
                                                                -------------   -------------  -------------   -------------
Interest income:
    Interest and fees on loans                               $      2,085,913      1,673,605       1,074,660        884,984
    Interest and dividends on investments                             317,344        302,756         149,820        161,890
    Interest on federal funds sold and deposits with other banks       91,051         79,412          63,046         37,884
                                                                       ------         ------          ------         ------
      Total interest income                                         2,494,308      2,055,773       1,287,526      1,084,758
                                                                    ---------      ---------       ---------      ---------

Interest expense:
    Time deposits                                                     878,122        728,245         446,058        381,574
    Savings deposits                                                  137,652        115,160          71,936         64,435
    Interest bearing demand deposits                                   41,242         29,693          22,233         16,262
    Other                                                             159,263        116,028          89,733         58,172
                                                                      -------        -------          ------         ------
      Total interest expense                                        1,216,279        989,126         629,960        520,443
                                                                    ---------        -------         -------        -------

      Net interest income                                           1,278,029      1,066,647         657,566        564,315
Provision for loan losses                                             115,200        120,340          57,600         72,840
                                                                      -------        -------          ------         ------
      Net interest income after provision for loans losses          1,162,829        946,307         599,966        491,475
                                                                    ---------        -------         -------        -------

Other income:
    Service charges                                                    93,076         72,753          49,863         39,620
    Other                                                             106,457         42,753          49,131         24,296
                                                                      -------         ------          ------         ------
      Total other income                                              199,533        115,506          98,994         63,916
                                                                      -------        -------          ------         ------

Other expenses:
    Salaries and employee benefits                                    533,602        481,558         264,883        247,343
    Occupancy                                                         169,608        133,015          81,620         72,353
    Other operating                                                   327,344        269,064         169,375        136,536
                                                                      -------        -------         -------        -------
      Total other expenses                                          1,030,554        883,637         515,878        456,232
                                                                    ---------        -------         -------        -------

      Income  before income taxes                                     331,808        178,176         183,082         99,159

Income tax expense                                                    101,682         50,419          53,144         33,129
                                                                      -------         ------          ------         ------

      Net earnings                                           $        230,126        127,757         129,938         66,030
                                                                      =======        =======         =======         ======

Other comprehensive income:
    Unrealized losses on securities available
      for sale arising during  period                                (153,143)        (1,287)       (132,882)        (2,947)
    Income tax expense (benefit) on other
      comprehensive income                                            (58,133)         1,328         (50,442)        (1,162)
                                                                      -------          -----         -------         ------
                                                                      (95,010)        (2,615)        (82,440)        (1,785)
                                                                      -------         ------         -------         ------
Comprehensive income                                                  135,116        125,142          47,498         64,245
                                                                      =======        =======          ======         ======

Net earnings per share                                       $           0.33           0.18            0.19           0.09
                                                                         ====           ====            ====           ====
Diluted net earnings per share                                           0.32           0.18            0.18           0.09
                                                                         ====           ====            ====           ====

See accompanying notes to consolidated financial statements.

                          GREATER ROME BANCSHARES, INC.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
             For each of the Six Months Ended June 30, 1999 and 1998

                                                                                     1999               1998
                                                                                     ----               ----
 Cash flows from operating activities:
       Net earnings                                                      $          230,126            127,757
       Adjustments to reconcile net earnings to net cash
           used by operating activities:
           Depreciation, amortization and accretion                                 106,068             77,359
           Provision for loan losses                                                115,200            120,340
          Change in:
             Interest receivable                                                     13,090           (109,459)
             Other assets                                                          (103,215)             9,337
             Interest payable                                                        23,852             20,542
             Other liabilities                                                      (48,252)            97,128
                                                                                    -------             ------
          Net cash provided by operating activities                                 336,869            343,004
                                                                                    -------            -------

 Cash flows from investing activities:
       Purchases of securities available for sale                                (1,911,868)        (1,972,311)
       Purchases of securities held to maturity                                           -         (1,998,646)
       Proceeds from maturities and calls of securities available for sale        1,970,043             82,633
       Proceeds from maturities and calls of securities held to maturity            531,687          1,550,343
       Redemption of FHLB stock                                                     209,200                  -
       Purchase of bank owned life insurance                                       (350,000)                 -
       Net increase in loans                                                     (5,132,870)        (6,674,027)
       Purchases of premises and equipment                                          (36,047)          (545,330)
                                                                                    -------           --------
           Net cash used by investing activities                                 (4,719,855)        (9,557,338)
                                                                                 ----------         ----------

 Cash flows from financing activities:
       Net change in demand and savings deposits                                  2,614,965          3,241,727
       Net change in time deposits                                                3,957,029          6,048,488
       Net change in securities sold under repurchase agreements                          -           (500,000)
       Net change in federal funds purchased                                       (500,000)                 -
       Net change in FHLB borrowings                                              1,000,000            700,000
       Proceeds from stock options exercised                                              -              4,000
                                                                                  ---------              -----
           Net cash provided by financing activities                              7,071,994          9,494,215
                                                                                  ---------          ---------

 Net change in cash and cash equivalents                                          2,689,008            279,881
                                                                         $
 Cash and cash equivalents at beginning of period                                 4,509,810          2,964,424
                                                                                  ---------          ---------

 Cash and cash equivalents at end of period                              $        7,198,818          3,244,305
                                                                                  =========          =========

 Supplemental disclosures of cash flow information:
       Cash paid for interest                                                     1,240,131            968,678
       Income taxes paid                                                            118,064             20,000
       Transfer of held to maturity securities to available for sale              4,391,683                  -

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

In June of 1999, management made the one-time election under FAS 133 (Accounting for Derivative Instruments and Hedging Activities) to reclassify $4,391,683 in held to maturity securities to available for sale. While the Company has no derivative instruments or hedging activity, as defined under this pronouncement, management decided that such a transfer would improve the flexibility for managing the interest rate risk and cash flow of the investment portfolio.

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

                                     Six months ended June 30, 1999           Three months ended June 30, 1999
                                     ------------------------------           --------------------------------
                                    Net          Common      Per Share        Net          Common      Per Share
                                  Earnings       Shares        Amount       Earnings       Shares        Amount
                                  --------       ------        ------       --------       ------        ------
Earnings per share                  $230,126       701,600        $0.33      $129,938        701,600        $0.19


Effect of stock options                             16,674                                    16,674
                                                    ------                                    ------

Diluted earnings per share          $230,126       718,274        $0.32      $129,938        718,274        $0.18
                                    ========       =======        =====      ========        =======        =====

                                     Six months ended June 30, 1998           Three months ended June 30, 1998
                                     ------------------------------           --------------------------------
                                    Net          Common      Per Share        Net          Common      Per Share
                                  Earnings       Shares        Amount       Earnings       Shares        Amount
                                  --------       ------        ------       --------       ------        ------
Earnings per share                  $127,757       700,100        $0.18        $66,030       700,200        $0.09

Effect of stock options                              8,864                                     8,727
                                                     -----                                     -----

Diluted earnings per share          $127,757       708,964        $0.18        $66,030       708,927        $0.09
                                    ========       =======        =====        =======       =======        =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

Certain statements contained in this report, which are not statements of historical fact, constitute forward-looking statements. Examples of forward-looking statements include, but are not limited to:

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

Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from those in such statements. Facts that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

(1) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted;
(2) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;
(3) inflation, interest rate, market and monetary fluctuations;
(4) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users;
(5) changes in consumer spending, borrowing and saving habits;
(6) Y2k issues and technological changes;
(7) acquisitions;
(8) the ability to increase market share and control expenses;
(9) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiary must comply;
(10) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board;
(11) changes in the Company's organization, compensation and benefit plans;
(12)the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and
(13) the success of the Company at managing the risks involved in the foregoing.

Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

FINANCIAL CONDITION

As of June 30, 1999, the Company had $68.6 million in total assets, up $7.2 million (11.7%) over year-end 1998. Total deposits increased $6.6 million (13.5%) over year-end 1998 to $55.4 million. Net loans outstanding increased $5.0 million (12.1%) over year-end 1998 to $46.4 million. All of the Bank's growth in deposits and loans has come from the local market. Management attributes this growth to a relatively stable local economy combined with competitive banking services being delivered by a locally owned and operated community bank. The Bank is one of only two locally owned and operated community banks in its market, which has been dominated by regional banks and fragmented by credit unions over the past several years.

The banking industry continues to experience stiff competition from non-banks for deposit and investment type products. Competition for local deposit dollars continues to put upward pressure on the cost of deposits. In the current market environment, management has found that the Bank can borrow term funds from wholesale resources at rates that are less than the cost of local certificates of deposit. The Bank's Asset/Liability Management Committee has adopted policies designed to diversify funding sources in the event that local market deposits become even less available and more costly. Within limits, the Bank may obtain funding from brokered certificates of deposit and other forms of wholesale borrowing, such as the Federal Home Loan Bank and term repurchase agreements. These policies should allow the Bank to continue to meet the local market's credit demands and provide the flexibility to obtain funding from various sources at optimum rates. While this policy provides greater funding flexibility, in the long run the Bank will continue to place primary funding emphasis on local deposit growth. As of June 30, 1999, the Bank had no brokered deposits.

As of June 30, 1999, the Bank's East Rome branch facility had concluded thirteen months of operations. The East Rome Office is a full service branch office located at 800 East Second Avenue in Rome, approximately two miles south of the Bank's main office. At June 30, 1999, this office had total deposits of $7.0 million and was contributing to earnings.

Capital

At June 30, 1999, the Bank's capital position was in excess of FDIC guidelines to qualify as "well capitalized". Based on the level of the Bank's risk weighted assets at quarter end, the Bank had $2.3 million more capital than necessary to satisfy the "well-capitalized" criteria. The Bank's capital adequacy is monitored quarterly by the Bank's Asset/Liability Committee, as asset and liability growth, mix and pricing strategies are developed.

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

Liquidity

Management monitors its liquidity position daily and the Asset Review Committee reviews a liquidity management report on a weekly basis. The liquidity management report reflects the Bank's results against policy guidelines and the Bank's unfunded commitments and capital position. The reports reflect funding capacity projections based on capital limits and policy limits assuming no further local market deposit growth (a worst case scenario). As of June 30,1999, the Bank had unfunded loan commitments totaling $4.4 million and a security purchase commitment totaling $447 thousand.

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

Management considers the Bank's internal and external liquidity resources to be adequate to handle expected growth and normal cash flow demands from existing deposits and loans. For the six months ended June 30, 1999, deposit growth exceeded loan growth by $1.6 million.

Securities held to maturity decreased $4.9 million from year-end to $1.4 million. Securities available for sale increased $4.2 million from year-end to $9.0 million. In June of 1999, management made the one-time election under FAS 133 (Accounting for Derivative Instruments and Hedging Activities) to reclassify $4,391,683 in held to maturity securities to available for sale. While the Company has no derivative instruments or hedging activity, as defined under this pronouncement, management decided that such a transfer would improve the flexibility for managing the interest rate risk and cash flow of the investment portfolio.

At June 30, 1999, the average weighted life of the Bank's securities portfolio was 4.4 years with an average weighted tax equivalent yield of 5.97%. All of the Bank's investment securities are available as collateral for borrowings under either repurchase agreements with its correspondent banks or advances from the Federal Home Loan Bank ("FHLB").

The FHLB has call options on $5.0 million of these advances. If call options are exercised on any of the advances, they will be converted into three-month LIBOR-based floating rate advances at three-month LIBOR flat. The most likely reason for the advances to be called would be if interest rates rose sufficiently to present better investment alternatives for the FHLB. In the event of a call, management will evaluate its funding alternatives, given its interest rate risk profile at the time.

Net deposit growth, federal funds sold and marketable securities provide the primary liquidity resource for loan disbursements and Bank working capital. The Bank's investment securities portfolio provides liquidity in the form of financing through master repurchase agreements executed with the Bank's correspondent banks. At quarter end the funds available for liquidity purposes consisted of $10.4 million in securities (eligible for sale under repurchase agreements), plus Federal funds sold and other short-term bank deposits of $5.8 million, for a total of $16.2 million. Under these repurchase agreements, margin requirements range from 3% to 10% of the current market value of the underlying security, and the borrowing rate tends to have a spread of approximately 25 to 40 basis points over the Federal funds sold rate. The repurchase agreements allow the Bank to raise funds out of its total securities portfolio without being forced to sell the securities and recognize gains or losses as a result of the sale. In addition to these sources of funds, the Bank has unsecured Federal funds purchase lines of credit totaling $4.5 million, all of which were available at quarter end. The correspondent banks may revoke these lines at any time.

FHLB membership provides an additional source of liquidity through credit programs, which can provide term funding for up to 10 years and, in certain qualified programs, up to 20 years. The Bank's first mortgage loans are assigned as collateral for this financing. The Bank has $8.1 million in eligible residential first mortgage loans that have been assigned to the FHLB. These loans provide approximately $6.1 million in lendable value, of which $6 million has been borrowed. The Bank also has $11.1 million in commercial mortgage loans that may qualify as collateral for advances with the FHLB.

On April 22, 1999, the Bank borrowed an additional $1.0 million from the FHLB bringing its total advances from the FHLB to $6.0 million. The additional $1.0 million carries a fixed rate of interest at 5.01% for five years with a one-time, two-year call option. This funding replaced the $1.0 million repurchase agreement that was repaid in early April. These advances improve the Bank's cost of funds relative to the cost of local market certificates of deposit and improve the Bank's interest rate risk exposure. They are secured by the Bank's investment in first mortgage real estate loans and FHLB stock.

In connection with the contingency planning for year 2000 ("Y2k") risks, the Bank has purchased a special Y2k Advance commitment from the Federal Home Loan Bank in the amount of $5.0 million. A commitment fee of $12,500 was paid. Under the commitment the Bank may take down any part or all of the commitment on each of three dates in the fourth quarter of 1999. These advances have maturities up to 12 months and rates that adjust quarterly at the 3-month LIBOR rate minus 5 basis points. In addition to this, the Bank has been approved to borrow money from the Federal Reserve Bank of Atlanta. Borrowings from the FHLB and the FRB must be collateralized with earning assets of the Bank.

RESULTS OF OPERATIONS

The Company had net earnings of $230,126 ($0.33 per share) for the six months ended June 30, 1999 and $129,938 ($0.19 per share) for the three months ended June 30, 1999. This compares to net earnings of $127,757 ($0.18 per share) for the six months ended June 30, 1998 and net earnings of $66,030 ($0.09 per share) for the three months ended June 30, 1998.

Net Interest Income

Net interest income increased 20% to $1,278,029 for the six months ended June 30, 1999 and increased 17% to $657,566 for the three months ended June 30, 1999, as compared to the same periods in the prior year. Average earning assets increased 28% to $59.2 million for the six months ended June 30, 1999 as compared to the same period in the prior year. For the six months ended June 30, 1999, the net yield on average earning assets, before the provision for loan losses, was 4.36%. This compares to 4.63% for the same period in 1998.

The lower net yield for 1999 was primarily due to the higher funding cost associated with 87.5% of average earning assets being funded by interest bearing deposits. For 1998, 83.0% of average earning assets were funded by interest bearing deposits. In 1999 average time deposits and other borrowings, the most expensive components of the Bank's funding, were 66.7% of average earning assets. This compares to 63.1% for the same period in 1998. For the six months ended June 30, 1999, average loans comprised 74.7% of average earning assets. For the same period in 1998, average loans were 72.4% of average earning assets.

Summary of Loan Loss Experience

                                                     Six months       Six months      Three months     Three months
                                                        ended           ended            ended             ended
    Allowance for possible loan losses                 6/30/99         6/30/98          6/30/99           6/30/98
    ----------------------------------                 -------         -------          -------           -------
Balance at the beginning of the period           $     569,185         480,544          616,730           520,148
Charge-offs:
    Real estate - mortgage                                -              2,924             -                 -
    Consumer loans                                      29,834          32,719            9,641            25,257
                                                        ------          ------            -----            ------
     Total                                              29,834          35,643            9,641            25,257
Recoveries:
    Real estate - mortgage                                -               -                -                 -
    Consumer loans                                      21,220           9,269            11,082            6,779
                                                        ------           -----            ------            -----
     Total                                              21,220           9,269            11,082            6,779
                                                        ------           -----            ------            -----

Net charge-offs (recoveries):                            8,614          26,374            (1,441)          18,478
Additions charged to operations                        115,200         120,340            57,600           72,840
                                                       -------         -------            ------           ------
Balance at end of period                     $         675,771         574,510           675,771          574,510
                                                       =======         =======           =======          =======
Average loans outstanding                    $      44,219,215      33,385,487        45,749,107       35,241,760
Ratio of net charge-offs to average loans                0.02%           0.08%             0.00%            0.05%

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

In the fourth quarter of 1998, management evaluated the history of the Bank's loan charge-offs and reviewed the credit risk in the Bank's loan portfolio. Furthermore, an independent credit review was conducted in early January 1999, to validate the credit risk classifications as of December 31, 1998. Based on the results of these reviews, management and the board modified the loan loss reserve policy to eliminate the target balance ratio method. Under the revised policy, management and the board evaluate the adequacy of the loan loss reserve on a quarterly basis. This evaluation considers historical loan losses by risk grade under each major category of loans, i.e., commercial, real estate and consumer. It also considers current portfolio risk, industry concentrations and the uncertainty associated with changing economic conditions.

In addition, management performs an on-going loan review process. All new loans are risk rated under loan policy guidelines. On a monthly basis, the composite risk ratings are evaluated in a model that assesses the adequacy of the current allowance for loan losses, and this evaluation is presented to the Board of Directors each month. On a weekly basis, loan reviews are performed on new loans and presented in the weekly Asset Review Committee meeting. Past due loans are also reviewed weekly. Large loans are reviewed periodically. Risk ratings may be changed if it appears that new loans may not have received the proper initial grading or, if on existing loans, credit conditions have improved or worsened.

The amounts charged to operations in the provision for loan losses are based on an annual budget that is developed from the most recent monthly and quarterly reviews. These amounts may be adjusted in any period based on the results of more current evaluations that indicate that the allowance might be inadequate or excessive.

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

The approximate anticipated amount of charge-offs by risk grade for 1999 is:

                                                      Projected
                                        Grade        Charge-offs
                                        -----        -----------
                                          1               -
                                          2                     107
                                          3                  46,639
                                          4                  40,699
                                          5                  15,260
                                          6                  11,295
                                          7               -
                                          8               -
                                                            -------
                                        Total               114,000
                                                            =======


Risk Elements
                                              June 30, 1999       June 30, 1998
                                              -------------       -------------
Nonaccrual, Past Due and Restructured Loans
-------------------------------------------
Nonaccrual loans                           $      79,250               26,925
Accruing loans contractually past due
              90 days or more              $        -                    -
Troubled debt restructurings               $      96,806                 -

The amount of interest that would have been included in income on the above non-accrual loans if they had been current in accordance with their original terms was $3,492 in 1999. The amount of interest that was included in interest income on the above loans was $999 in 1999.

The Bank's policy is to place loans on non-accrual status when it appears that the collection of principal and interest in accordance with the terms of the loan is doubtful. Any loan that becomes 90 days past due as to principal or interest is automatically placed on non-accrual, unless corrective action is certain and imminent.

Non-interest Income and Expenses

Non-interest income increased 73% to $199,533 for the six months ended June 30, 1999 and increased 55% to $98,994 for the three months ended June 30, 1999, as compared to the same periods in the prior year. Service charges on deposit accounts increased 28% to $93,076 for the six months ended June 30, 1999 and increased 26% to $49,863 for the three months ended June 30, 1999, as compared to the same periods in the prior year. This increase is primarily due to the increased volume of services used on the Bank's transaction accounts, on which average balances increased by 22% from the first six months of 1998 compared to 1999. Other income increased 149% to $106,457 for the six months ended June 30, 1999 and increased 102% to $49,131 for the three months ended June 30, 1999, as compared to the same periods in the prior year. Other income consists primarily of mortgage origination fee income, credit life premium income and income on bank owned life insurance. Mortgage origination fee income increased $32,183 from 1998 to 1999 due to higher loan volume. Credit life premiums increased $5,215 from 1998 to 1999 due to greater sales volume. Income accrued on bank owned life insurance that was purchased in late December 1998 and January 1999 was $17,514 for the first six months of 1999.

Non-interest expenses increased 17% to $1,030,554 for the six months ended June 30, 1999 and increased 13% to $515,878 for the three months ended June 30, 1999, as compared to the same periods in the prior year. Average earning assets increased 28% for the six months ended June 30, 1999, as compared to the same period in the prior year. The lower growth rate of non-interest expenses relative to the earning asset growth rate indicates that the Bank's operating efficiencies continue to improve.

Salaries and benefits increased 11% to $533,602 for the six months ended June 30, 1999 and increased 7% to $264,883 for the three months ended June 30, 1999, as compared to the same periods in the prior year. The number of full-time equivalent employees grew from 30 at June 30, 1998 to 31 at June 30, 1999. Deferred loan origination costs associated with salaries and benefits were $74,474 in the six months ended June 30, 1999. Deferred loan origination costs are deducted from personnel expenses and amortized over the life of the related loans as a component of interest income. Such costs were not deducted in the first half of 1998, because they were not material.

Occupancy costs increased 28% to $169,608 for the six months ended June 30, 1999 and increased 13% to $81,620 for the three months ended June 30, 1999, as compared to the same periods in the prior year. This increase is primarily attributable to opening the new office in East Rome in June 1998.

Other operating expenses increased 22% to $327,344 for the six months ended June 30, 1999 and increased 24% to $169,375 for the three months ended June 30, 1999, as compared to the same periods in the prior year. Most of this increase is due to the higher volume of business associated with business development and marketing costs, collection expenses and data processing costs. Management continues to focus on improving operating expense efficiencies, through the use of current banking technologies, outsourcing solutions and human resource training and development. In the first quarter of 1998, the Bank implemented its telephone banking service, which provides customers with access to their account information 24 hours a day, seven days a week, and allows the customers to initiate certain transactions such as funds transfers. A drive-up ATM was installed at the East Rome office in the third quarter of 1998.

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

The Asset/Liability Committee monitors the Bank's exposure to interest rate risk on a quarterly basis. As of its most recent review, the effect of a change in interest rates, either up or down by 200 basis points, on the Bank's net interest income and on its economic value of equity was calculated to be within policy limits. The net interest income policy limit specifies that the amount of adverse impact to net interest income due to interest rate risk is limited to no more than 10% of projected net interest income for the following 12 months, assuming a 200 basis point change in interest rates. The economic value of equity policy limit specifies that the adverse effect of a similar rate change on the economic value of equity is limited to no more than 25% of the Bank's current capital.

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

The Company's State of Readiness

The Company and Bank do not use proprietary computer hardware or software. (The Company has no hardware or software dependencies other than through the Bank; hence, all further corporate references in this section will be to the Bank.) The Bank depends upon outsourced data processing services, third party software and PC hardware technology. Management has identified all mission critical hardware and software applications and is following the general guidelines promulgated by the Federal Financial Institutions Examination Council ("FFIEC") to assure that such applications have been renovated and that business resumption contingency plans have been adopted and validated before prescribed deadlines.

The Bank has replaced all non-compliant hardware and software associated with the operation of its local area networks, wide area network and workstations and has completed testing and documentation of compliance for these systems. Additionally, the Bank's phone system has been tested and documented to be Y2K ready.

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

The Bank's Fiserv service center has reported that it has concluded its renovations and has implemented Y2K compliant software. Proxy tests, as defined by the FFIEC, have been concluded by representative client banks, and Fiserv delivered independently reviewed reports to the Bank in the fourth quarter of 1998. These reports were used to limit the scope, extent and cost of integrated testing that was performed by the Bank. Members of the Y2K Committee attended training conducted by Fiserv for the purpose of designing integrated test plans and test scripts with Fiserv. Integrated tests have been completed, with all issues satisfactorily resolved.

Based on the results of tests performed to date by the Bank and representations from the servicing vendors, all of the Bank's mission critical hardware and software applications are Y2K ready.

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

The Bank's primary correspondent bank provides numerous services, including cash letter settlements, federal funds sold and purchase lines, securities safekeeping services, securities settlements, wire settlements, ACH settlements, and ATM/debit card settlements. The Federal Home Loan Bank of Atlanta provides overnight investments and secured term financing. Two other correspondent banks provide federal funds sold and purchase lines. Written communications from these banks indicate that they had substantially completed the testing and implementation of all mission critical systems and their efforts in early 1999 appear to have shifted focus toward customer awareness and contingency planning.

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

The Costs to Address the Company's Year 2000 Issues

The resource commitments and costs of implementing Y2K solutions on mission critical systems are currently estimated to be approximately $138,000. Approximately $94,000 of this was incurred in 1998, and the balance will be incurred in 1999. These costs include the cost of an independent consultant, who was engaged to review the Bank's test plans, test results and contingency plans. At this time, the costs of implementing Y2K solutions on mission critical hardware and software are not expected to have a material impact on the results of operations.

The Risks of the Company's Year 2000 Issues

The Bank cannot assure that all hardware and software that it will use, or that the Bank's customers, other vendors and utility companies will use, will be Y2k compliant. The Bank's customers, other vendors and utility companies may be negatively affected by the Y2k issue, and any difficulties incurred by them in solving Y2k issues could negatively affect their ability to perform their agreements with the Bank.

Currently, the most reasonably likely worst case Y2k scenario for the Bank appears to be one in which electrical service or phone service were disrupted to the community for an extended period. As noted above, the management of the risks associated with the Bank's computer hardware and software, its commercial customer risk and its correspondent bank risk has progressed as planned. Electrical and phone services are the most critical of the utilities. While the Bank cannot operate its systems without a continuous supply of electricity, short-term disruptions, such as occur with electrical storms, can be managed in the ordinary course of business. Much of the Bank's business is conducted over data communication and voice communication lines provided by the phone companies. Short-term disruptions in phone services can be managed in the ordinary course of business.

Even if the Bank does not incur significant direct costs in connection with responding to the Y2k issue, the Bank cannot assure that the failure or delay of its customers, vendors or other third parties in addressing the Y2k issue or the costs involved in such process will not have a material adverse effect on the Bank's business, financial condition and results of operations.

The Company's Contingency Plans

The Board of Directors has approved the Bank's Y2k Business Resumption Contingency Plan ("BRCP"). It was framed within the context of the Bank's Board approved Disaster Recovery Policy (collectively, the "Plans"). The Disaster Recovery Policy is designed to achieve a level of emergency preparedness that is broad in its scope, encompassing the risk of loss or business disruption resulting from unexpected events ranging from equipment failure to natural disasters. It is designed to provide for management continuity; designate alternative facilities; provide for alternative administrative, communication and data processing support; establish policies for data backup, record retention and retrieval; reinforce security policies; require reasonable levels of insurance; reinforce financial risk management policies; and establish organizational responsibility. The BRCP is specifically focused on risks associated with the most reasonably likely worst case scenarios resulting from Y2k events. Management believes that the Plans provide adequate guidance for most emergency circumstances that might be reasonably expected for the Bank's geographic location.

The BCRP addresses the evaluation of most reasonably likely worst case scenarios and the action plans required to limit the adverse consequences on the Bank's services. The BRCP also addresses liquidity contingency planning. Validation plans have been included to test for effectiveness and viability. These tests will be conducted during the third quarter of 1999. The Bank's independent Y2K consultant has reviewed the BRCP and has provided a detailed report with an "Overall Rating" of "Satisfactory".

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

Item 4.  Submission of Matters to a Vote of Security Holders.

On May 13, 1999 the Company held its 1999 annual meeting of shareholders. At that meeting the following items were voted upon with the results of the votes tabulated below each item:

(a) to elect eleven directors to the Board of Directors to serve terms until the next annual meeting or until their successors are qualified and elected.

       Director Nominee                     For                    Withheld/Against           Abstentions/Non-votes
       ----------------                     ---                    ----------------           ---------------------
Robert L. Berry                           443,945                        3,700                         none
Frank A. Brown, Jr.                       443,945                        3,700                         none
Thomas D. Caldwell, III                   443,945                        3,700                         none
Gene G. Davidson, MD                      443,945                        3,700                         none
Henry Haskell Perry                       443,945                        3,700                         none
Bradford Lee Riddle                       443,945                        3,700                         none
M. Wayne Robinson                         443,945                        3,700                         none
Dale G. Smith                             443,945                        3,700                         none
Paul E. Smith                             443,945                        3,700                         none
W. Fred Talley                            443,945                        3,700                         none
Martha B. Walstad                         443,945                        3,700                         none

Pursuant to Rule 14a-4(c)(1) promulgated under the Securities Exchange Act of 1934, as amended, shareholders desiring to present a proposal for consideration at the Company's 2000 Annual Meeting of Shareholders must notify the Company in writing at its principal office at 1490 Martha Berry Blvd., Rome, Georgia 30165, of the contents of such proposal no later February 23, 1999. Failure to timely submit such a proposal will enable the proxies appointed by management to exercise their discretionary voting authority when the proposal is raised at the Annual meeting of Shareholders without any discussion of the matter in the proxy statement.

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

10.6 *Executive Supplemental Retirement Plan Agreement between the Bank and Thomas D. Caldwell, III dated December 28, 1998. (Incorporated by reference to
Exhibit 10.6 of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999).

27.1 Financial Data Schedule (for S.E.C. use only).

----------------------------------
*  Indicates a management contract or compensatory arrangement.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           GREATER ROME BANCSHARES, INC.



Date:  August 11, 1999                 By: /s/ Thomas D. Caldwell, III
                                           ---------------------------
                                           Thomas D. Caldwell, III
                                           President, Chief Executive Officer


                                       By: /s/ E. Grey Winstead, III
                                           -------------------------
                                           E. Grey Winstead, III
                                           Principal Financial and
                                             Accounting Officer

                          GREATER ROME BANCSHARES, INC.
            Form 10-QSB for the quarterly period ended June 30, 1999

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

    10.3       *Form  of  Incentive  Stock  Option  Agreement  (Incorporated  by reference to Exhibit
               10.13 of the Company's Annual Report on Form 10-KSB for the year-ended December 31, 1996).      N/A
               Appendix A to the Company's Proxy Statement for the 1997 Annual Meeting of the
               Shareholders held May 15, 1997).                                                                N/A

    10.5       *Employment Agreement between the Company and E. Grey Winstead, III dated September 1,
               1997. (Incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on
               Form 10-QSB for the quarter ended September 30, 1997).                                          N/A

    10.6       *Executive Supplemental Retirement Plan Agreement between the Bank and Thomas D.
               Caldwell, III dated December 28, 1998. (Incorporated by reference to Exhibit 10.6 of the
               Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999).                N/A

    27.1       Financial Data Schedule (for S.E.C. use only).

-----------------------------------
*  Indicates a management contract or compensatory arrangement.