Form 10QSB
period 1999-09-30
GREATER ROME BANCSHARES INC
filed 1999-11-12
CIK 928484

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1999

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

         701,600 shares of common stock, $.01 par value per share, were issued and outstanding as of October 29, 1999.

Transitional Small Business Disclosure Format (check one): Yes___ No X

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

The unaudited financial statements of Greater Rome Bancshares, Inc. (the "Company") are set forth on the following pages. All adjustments have been made which, in the opinion of management, are necessary in order to make the financial statements not misleading.

                          GREATER ROME BANCSHARES, INC.
                           Consolidated Balance Sheets
                                   (Unaudited)
                    September 30, 1999 and December 31, 1998

                                                       Assets
                                                       ------

                                                                                    1999               1998
                                                                                    ----               ----
 Cash and due from banks, including reserve
       requirements of $144,000 in 1999 and $108,000 in 1998               $         1,207,900          1,240,284
 Federal funds sold                                                                  3,444,669          2,132,000
 Interest bearing deposits                                                             466,737          1,137,526
                                                                                     ---------          ---------
       Cash and cash equivalents                                                     5,119,306          4,509,810

 Securities available for sale                                                      11,769,020          4,834,617
 Securities held to maturity                                                         1,878,718          6,307,534
 Loans, net                                                                         50,054,444         41,352,500
 Premises and equipment, net                                                         2,841,103          2,726,188
 Accrued interest receivable                                                           500,199            462,949
 Federal Home Loan Bank Stock                                                          300,000            509,200
 Other assets                                                                        1,264,247            739,044
                                                                                    ----------         ----------
                                                                           $        73,727,037         61,441,842
                                                                                    ==========         ==========

                                        Liabilities and Stockholders' Equity


 Deposits:
       Demand                                                              $         8,047,133          6,009,623
       Interest bearing demand                                                       4,552,455          3,579,780
       Savings                                                                       9,675,953          7,733,706
       Time                                                                         28,305,094         24,830,666
       Time, over $100,000                                                           8,166,524          6,704,185
                                                                                    ----------         ----------
          Total deposits                                                            58,747,159         48,857,960
 Federal Home Loan Bank borrowings                                                   6,000,000          5,000,000
 Federal funds purchased                                                             1,500,000            500,000
 Accrued interest payable                                                              131,528            101,204
 Other liabilities                                                                     225,020            170,725
                                                                                    ----------          ---------
          Total liabilities                                                         66,603,707         54,629,889

 Commitments
 Stockholders' equity:
       Preferred stock, par value $1.00 per share; 100,000 shares
           authorized; no shares issued or outstanding                                   -                  -
           shares authorized; 701,600 shares issued and outstanding                      7,016              7,016
       Additional paid-in capital                                                    6,946,101          6,946,101
       Accumulated earnings (deficit)                                                  287,482           (144,640)
       Accumulated other comprehensive (loss) income                                  (117,269)             3,476
                                                                                    ----------         ----------
           Total stockholders' equity                                                7,123,330          6,811,953
                                                                                    ----------         ----------
                                                                           $        73,727,037         61,441,842
                                                                                    ==========         ==========



 See accompanying notes to consolidated financial statements.

                          GREATER ROME BANCSHARES, INC.
         Consolidated Statements of Operations and Comprehensive Income
                                   (Unaudited)
     For each of the Nine and Three Months Ended September 30, 1999 and 1998

                                                                   Nine Months     Nine Months    Three Months    Three Months
                                                                      Ended           Ended           Ended           Ended
                                                                  Sept 30, 1999   Sept 30, 1998   Sept 30, 1999   Sept 30, 1998
 Interest income:
    Interest and fees on loans                                $       3,259,783       2,648,297       1,173,870         974,692
    Interest and dividends on investments                               496,948         464,684         179,604         161,927
    Interest on federal funds sold and deposits with other banks        151,077         118,442          60,026          39,030
                                                                        -------         -------          ------          ------
       Total interest income                                          3,907,808       3,231,423       1,413,500       1,175,649
                                                                      ---------      ----------       ---------       ---------

 Interest expense:
    Time deposits                                                     1,345,431       1,144,882         467,309         416,636
    Savings deposits                                                    217,652         187,091          80,000          71,931
    Interest bearing demand deposits                                     66,109          46,933          24,867          17,240
    Other                                                               247,980         175,941          88,717          59,913
                                                                        -------         -------          ------          ------
       Total interest expense                                         1,877,172       1,554,847         660,893         565,720
                                                                      ---------       ---------         -------         -------

       Net interest income                                            2,030,636       1,676,576         752,607         609,929
 Provision for loan losses                                              129,483         176,640          14,283          56,300
                                                                        -------         -------          ------          ------
       Net interest income after provision for loans losses           1,901,153       1,499,936         738,324         553,629
                                                                      ---------       ---------         -------         -------
 Other income:
    Service charges                                                     146,931         110,205          53,855          37,452
    Other                                                               159,351          85,379          52,894          42,626
                                                                        -------         -------          ------          ------
       Total other income                                               306,282         195,584         106,749          80,078
                                                                        -------         -------         -------          ------
 Other expenses:
    Salaries and employee benefits                                      808,567         756,833         274,965         275,275
    Occupancy                                                           252,354         218,900          82,746          85,884
    Other operating                                                     507,715         439,680         180,371         170,617
                                                                        -------         -------         -------         -------
       Total other expenses                                           1,568,636       1,415,413         538,082         531,776
                                                                      ---------       ---------         -------         -------

       Income  before income taxes                                      638,799         280,107         306,991         101,931
 Income tax expense                                                     206,677          89,739         104,995          39,320
                                                                        -------         -------         -------          ------
       Net earnings                                           $         432,122         190,368         201,996          62,611
                                                                        =======         =======         =======          ======

 Other comprehensive income, before tax:
    Unrealized gains (losses) on securities available
      for sale arising during  period                                  (194,623)         16,208         (41,480)         17,495
      comprehensive income                                              (73,878)          7,969         (15,745)          6,641
                                                                        -------           -----         -------           -----
                                                                       (120,745)          8,239         (25,735)         10,854
                                                                       --------           -----         -------          ------
 Comprehensive income                                         $         311,377         198,607         176,261          73,465
                                                                        =======         =======         =======          ======
 Net earnings per share                                       $            0.62            0.27            0.29            0.09
                                                                          =====           =====           =====           ====
Diluted net earnings per share                                $            0.60            0.27            0.28            0.09
                                                                          =====           =====           =====           ====

See accompanying notes to consolidated financial statements.

                          GREATER ROME BANCSHARES, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
          For each of the Nine Months Ended September 30, 1999 and 1998

                                                                                      1999                1998
                                                                                      ----                ----
 Cash flows from operating activities:
       Net earnings                                                          $            432,122             190,368
       Adjustments  to  reconcile  net  earnings  to net cash used by  operating activities:
           Depreciation, amortization and accretion                                       156,818             139,166
           Provision for loan losses                                                      129,483             176,640
           Change in:
             Interest receivable                                                          (37,250)              47,151
             Other assets                                                                (101,325)            (65,222)
             Interest payable                                                              30,325              28,015
             Other liabilities                                                             54,294             111,133
                                                                                          -------            -------
          Net cash provided by operating activities                                       664,467             627,251
                                                                                         --------            -------

 Cash flows from investing activities:
       Purchases of securities available for sale                                     (5,308,392)         (2,966,482)
       Purchases of securities held to maturity                                         (494,219)         (4,799,563)
       Proceeds from maturities and calls of securities available for sale             2,559,735             796,198
       Proceeds from maturities and calls of securities held to maturity                 531,687           4,266,826
       Redemption of FHLB stock                                                          209,200                -
       Purchase of bank owned life insurance                                            (350,000)               -
       Net increase in loans                                                          (8,831,427)         (9,935,390)
       Purchases of premises and equipment                                              (260,754)           (601,102)
                                                                                        ---------           ---------
           Net cash used by investing activities                                     (11,944,170)        (13,239,513)
                                                                                     -----------         -----------

 Cash flows from financing activities:
       Net change in demand and savings deposits                                        4,952,432           4,477,290
       Net change in time deposits                                                      4,936,767           8,040,859
       Net change in securities sold under repurchase agreements                             -                500,000
       Net change in federal funds purchased                                            1,000,000                -
       Net change in FHLB borrowings                                                    1,000,000                -
       Proceeds from stock options exercised                                                 -                  4,000
                                                                                           ------               -----
           Net cash provided by financing activities                                   11,889,199          13,022,149
                                                                                       ----------          ----------

 Net change in cash and cash equivalents                                                  609,496             409,887

 Cash and cash equivalents at beginning of period                                       4,509,810           2,964,424
                                                                                       ----------           ---------
 Cash and cash equivalents at end of period                                  $          5,119,306           3,374,311
                                                                                       ==========           =========

 Supplemental disclosures of cash flow information:
       Interest paid                                                         $          1,907,497           1,526,925
       Income taxes paid                                                     $            161,174              55,000
       Transfer of held to maturity securities to available for sale         $          4,387,335                   -

 See accompanying notes to consolidated financial statements.

GREATER ROME BANCSHARES, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Summary of Significant Accounting Policies
Organization
------------
Greater Rome Bancshares, Inc. (the "Company") is a bank holding company whose business is conducted by its wholly owned, commercial bank subsidiary, Greater Rome Bank (the "Bank"). The Company is subject to regulation under the Bank Holding Company Act of 1956.

The Bank primarily serves Floyd County, which includes the community of Rome, Georgia; the county seat located approximately 50 miles north of metropolitan Atlanta. The Bank is chartered and regulated by the State of Georgia Department of Banking and Finance and is insured and subject to regulation by the Federal Deposit Insurance Corporation.

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

Investment Securities
---------------------
The Company classifies its securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for sale in the near term. Held-to-maturity securities are those securities that the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. The Company's current investment policy prohibits trading activity.

Held-to-maturity securities are recorded at cost, adjusted for the amortization or accretion of premiums or discounts. Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains or losses associated with transfers of securities from held-to-maturity to available-for-sale are recorded as a separate component of stockholders' equity.

Available-for-sale securities consist of investment securities not classified as trading securities or held-to-maturity securities and are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on securities available-for-sale are excluded from earnings and are reported as a separate component of stockholders' equity until realized.

A decline in the market value of any available-for-sale or held-to-maturity investment below cost that is deemed other than temporary is charged to earnings and establishes a new cost basis for the security.

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to the yield. Realized gains and losses for securities classified as available-for-sale and held-to-maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

In June of 1999, management made the one-time election under FAS 133 (Accounting for Derivative Instruments and Hedging Activities) to reclassify $4,387,335 in held-to-maturity securities to available-for-sale. While the Company has no derivative instruments or hedging activity, this pronouncement permits the reclassification made by management, which is expected to improve the flexibility for managing the interest rate risk and cash flow of the Bank's investment portfolio.

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

                                    Nine months ended Sept. 30, 1999         Three months ended Sept. 30, 1999
                                    Net         Common      Per Share        Net          Common      Per Share
                                 Earnings       Shares        Amount       Earnings       Shares        Amount
                                 --------       ------        ------       --------       ------        ------
Earnings per share                  $432,122       701,600         $0.62     $201,996        701,600        $0.29

Effect of stock options                             16,674                                    16,674
                                                    ------                                    ------

Diluted earnings per share          $432,122       718,274        $0.60      $201,996        718,274        $0.28
                                    ========       =======       ======      ========        =======        =====

                                    Nine months ended Sept. 30, 1998         Three months ended Sept. 30, 1998
                                    Net         Common      Per Share        Net          Common      Per Share
                                 Earnings       Shares        Amount       Earnings       Shares        Amount
                                 --------       ------        ------       --------       ------        ------
Earnings per share                  $190,368       700,200        $0.27        $62,611       700,400        $0.09

Effect of stock options                              9,414                                    10,799
                                                     -----                                    ------

Diluted earnings per share          $190,368       709,614        $0.27        $62,611       711,199        $0.09
                                    ========       =======       ======       ========       =======        =====

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

FINANCIAL CONDITION

As of September 30, 1999, the Company had $73.7 million in total assets, up $12.3 million (20.0%) over year-end 1998. Total deposits increased $9.9 million (20.2%) over year-end 1998 to $58.7 million. Net loans outstanding increased $8.7 million (21.0%) over year-end 1998 to $50.1 million. All of the Bank's growth in deposits and loans has come from the local market. Management attributes this growth to a relatively stable local economy combined with competitive banking services that are offered by a locally owned and operated community bank. The Bank is the only locally owned and operated community bank in its market, which has been dominated by regional banks and fragmented by credit unions over the past several years.

The banking industry continues to experience stiff competition from non-banks for deposit and investment type products. Competition for local deposit dollars continues to put upward pressure on the cost of deposits. In the current market environment, management has found that the Bank can borrow term funds from wholesale resources at rates that are less than the cost of local certificates of deposit. The Bank's Asset/Liability Management Committee has adopted policies designed to diversify funding sources in the event that local market deposits become even less available and more costly. Within limits, the Bank may obtain funding from brokered certificates of deposit and other forms of wholesale borrowing, such as the Federal Home Loan Bank and term repurchase agreements. These policies should allow the Bank to continue to meet the local market's credit demands and provide the flexibility to obtain funding from various sources at optimum rates. While this policy provides greater funding flexibility, in the long run the Bank will continue to place primary funding emphasis on local deposit growth. As of September 30, 1999, the Bank had no brokered deposits.

Capital

At September 30, 1999, the Bank's capital position was in excess of FDIC guidelines to qualify as "well capitalized". Based on the level of the Bank's risk weighted assets at quarter end, the Bank had $2.0 million more capital than necessary to satisfy the "well-capitalized" criteria. The Bank's capital adequacy is monitored quarterly by the Bank's Asset/Liability Committee. At these quarterly meetings, strategies are developed for the Bank's asset and liability growth, mix and pricing.

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

Liquidity

Management monitors its liquidity position daily and the Asset Review Committee reviews a liquidity management report on a weekly basis. The liquidity management report reflects the Bank's results against policy guidelines and the Bank's unfunded commitments and capital position. The reports reflect funding capacity projections based on capital limits and policy limits assuming no further local market deposit growth (a worst case scenario). As of September 30,1999, the Bank had unfunded loan commitments totaling $4.7 million.

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

Management considers the Bank's internal and external liquidity resources to be adequate to handle expected growth and normal cash flow demands from existing deposits and loans. For the nine months ended September 30, 1999, deposit growth exceeded loan growth by $1.2 million.

Securities held-to-maturity decreased $4.4 million from year-end to $1.9 million. Securities available-for-sale increased $6.9 million from year-end to $11.8 million. In June of 1999, management made the one-time election under FAS 133 to reclassify $4.4 million in held-to-maturity securities to available-for-sale. While the Company has no derivative instruments or hedging activity, this pronouncement permits the reclassification made by management, which is expected to improve the flexibility for managing the interest rate risk and cash flow of the Bank's investment portfolio.

At September 30, 1999, the average weighted life of the Bank's securities portfolio was 5.4 years with an average weighted tax equivalent yield of 6.13%. All of the Bank's investment securities are available as collateral for borrowings under either repurchase agreements with its correspondent banks or borrowings from the Federal Home Loan Bank ("FHLB").

The FHLB has call options on $5.0 million of its loans to the Bank. If call options are exercised on any of the advances, they will be converted into three-month LIBOR-based floating rate advances at the three-month LIBOR rate. The most likely reason for the advances to be called would be if interest rates rose sufficiently to present better investment alternatives for the FHLB. In the event of a call, management will evaluate its funding alternatives, given its interest rate risk profile at the time.

Net deposit growth, federal funds sold and marketable securities provide the primary liquidity resource for loan disbursements and Bank working capital. The Bank's investment securities portfolio provides liquidity in the form of financing through master repurchase agreements executed with the Bank's correspondent banks. At quarter end the funds available for liquidity purposes consisted of $13.6 million in marketable securities (eligible for sale under repurchase agreements), plus Federal funds sold and other short-term bank deposits of $3.9 million, for a total of $17.5 million. Under these repurchase agreements, margin requirements range from 3% to 10% of the current market value of the underlying security, and the borrowing rate tends to have a spread of approximately 25 to 40 basis points over the Federal funds sold rate. The repurchase agreements allow the Bank to raise funds out of its total securities portfolio without being forced to sell the securities and recognize gains or losses as a result of the sale. In addition to these sources of funds, the Bank has unsecured Federal funds purchase lines of credit totaling $4.5 million, $3.0 million of which were available at quarter end. The correspondent banks may revoke these lines at any time.

FHLB membership provides an additional source of liquidity through credit programs, which can provide term funding for up to 10 years and, in certain qualified programs, up to 20 years. The Bank's first mortgage loans are assigned as collateral for this financing. The Bank has $8.1 million in eligible residential first mortgage loans that have been assigned to the FHLB. These loans provide approximately $6.2 million in lendable value, of which $6 million has been borrowed. The Bank also has $12.6 million in commercial mortgage loans that may qualify as collateral for advances with the FHLB.

In April 1999, the Bank borrowed an additional $1.0 million from the FHLB bringing its total borrowings from the FHLB to $6.0 million. The additional $1.0 million carries a fixed rate of interest at 5.01% for five years with a one-time, two-year call option. In September 1999, a $2.0 million FHLB advance with a rate of 5.66% was called by the FHLB. It was replaced with another 5-year maturity, 2-year one-time call option advance with a fixed rate of 5.71%. These advances improve the Bank's cost of funds relative to the cost of local market certificates of deposit and improve the Bank's interest rate risk exposure. They are secured by the Bank's investment in first mortgage real estate loans and FHLB stock.

In connection with the contingency planning for year 2000 ("Y2k") risks, the Bank has purchased a special Y2k Advance commitment from the Federal Home Loan Bank in the amount of $5.0 million. A commitment fee of $12,500 was paid. Under the commitment the Bank may take down any part or all of the commitment on each of three dates in the fourth quarter of 1999. These advances have maturities up to 12 months and rates that adjust quarterly at the 3-month LIBOR rate, minus 5 basis points. In addition to this, the Bank has been approved to borrow money from the Federal Reserve Bank of Atlanta. Borrowings from the FHLB and the FRB must be collateralized with earning assets of the Bank.

RESULTS OF OPERATIONS

Net Earnings

The Company had net earnings of $432,122 ($0.62 per share) for the nine months ended September 30, 1999 and $201,996 ($0.29 per share) for the three months ended September 30, 1999. This compares to net earnings of $190,368 ($0.27 per share) for the nine months ended September 30, 1998 and net earnings of $62,611 ($0.09 per share) for the three months ended September 30, 1998. The following discussions of the major components of the results of operations explain this growth in earnings.

Net Interest Income

Net interest income increased 21% to $2,030,636 for the nine months ended September 30, 1999 and increased 23% to $752,607 for the three months ended September 30, 1999, as compared to the same periods in the prior year. Average earning assets increased 28% to $61.3 million for the nine months ended September 30, 1999 as compared to the same period in the prior year. For the nine months ended September 30, 1999, the net yield on average earning assets, before the provision for loan losses, was 4.43%. This compares to 4.63% for the same period in 1998.

The lower net yield for 1999 was primarily due to the higher funding cost associated with 86.7% of average earning assets being funded by interest bearing deposits. For 1998, 83.2% of average earning assets were funded by interest bearing deposits. In 1999 average time deposits and other borrowings, the most expensive components of the Bank's funding, were 65.7% of average earning assets. This compares to 63.1% for the same period in 1998. For the nine months ended September 30, 1999, average loans comprised 74.4% of average earning assets. For the same period in 1998, average loans were 73.0% of average earning assets.

Summary of Loan Loss Experience

                                                     Nine months     Nine months      Three months     Three months
                                                        ended           ended            ended             ended
    Allowance for possible loan losses                 9/30/99         9/30/98          9/30/99           9/30/98
    ----------------------------------                 -------         -------          -------           -------
Balance at the beginning of the period           $         569,185         480,544           675,772          574,510
Charge-offs:
    Real estate - mortgage                                    -              2,924              -
    Consumer loans                                          49,464          60,894            19,630           28,175
                                                            ------          ------            ------           ------
    Total                                                   49,464          63,818            19,630           28,175
                                                            ------          ------            ------           ------
Recoveries:
    Real estate - mortgage                                    -               -                 -                -
    Consumer loans                                          30,404          16,611             9,183            7,342
                                                            ------          ------             -----            -----
    Total                                                   30,404          16,611             9,183            7,342
                                                            ------          ------             -----            -----
Net charge-offs (recoveries):                               19,060          47,207            10,447           20,833
Additions charged to operations                            129,483         176,640            14,283           56,300
                                                           -------         -------            ------           ------
Balance at end of period                         $         679,608         609,977           679,608          609,977
                                                           =======         =======           =======          =======

Average loans outstanding                        $      45,627,731      35,063,082        48,444,763       38,363,568
Ratio of net charge-offs to average loans                    0.04%           0.13%             0.02%            0.05%

Until the fourth quarter of 1998, the provision for loan losses was primarily determined by reference to a target ratio. Management had used this method, by reference to peer information, in order to build the loss reserve for the Bank's loan portfolio. More traditional methods of determining loan loss provisions are based on historical loan portfolio performance, including analysis of historical charge-offs and recoveries, detailed loan reviews and portfolio reviews, loan growth and changing economic conditions. Until the fourth quarter of 1998, the Bank did not have sufficient history in its portfolio performance on which to base additions.

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

In the third quarter of 1999, management reduced the monthly provision for loan losses from a budgeted amount to a calculation method based on the prior month's net charge offs. This decision was based on the results of the historical charge off analysis and the loss reserve adequacy evaluation model. Given the relatively low ratio of net charge-offs to provision expense and no indication of unusual or significant credit risks in the portfolio the provision was reduced to prevent the loss reserve from becoming excessive.

Management expects to incur losses on loans from time to time when borrowers' financial conditions deteriorate. Where feasible, loans charged down or charged off will continue to be collected. Management considers the allowance adequate to cover potential losses in the loan portfolio.

Allocation of the Allowance for Loan Losses
-------------------------------------------
Under the Bank's credit risk Loan Grading Policy, each loan in the portfolio is assigned one of the following risk grades:

    Grade       Short Definition                                     Grade     Short Definition
    -----       ----------------                                     -----     ----------------
        1       Negligible credit risk                                  5      Greater than normal credit risk
        2       Minimal credit risk                                     6      Excessive credit risk
        3       Average credit risk                                     7      Potential loss
        4       Acceptable, but more than average credit risk           8      Uncollectable

The policy provides more explicit guidance on the application of risk grades. On a monthly basis, loan balances are aggregated for each grade and a loan loss allowance is calculated using factors that represent management's estimate of the allowance applicable to each grade. These factors are compared to historical charge-offs for reasonableness and adjusted, as necessary.

The approximate anticipated amount of charge-offs for the next twelve months by risk grade assigned at the time the loans were originated is:


                                                      Projected
                                        Grade        Charge-offs
                                        -----        -----------

                                          1               -
                                          2               -
                                          3             18,806
                                          4             59,463
                                          5             21,027
                                          6               -
                                          7               -
                                          8               -
                                                        ------
                                        Total           99,296
                                                        ======


Risk Elements
                                                 September 30,    September 30,
                                                     1999             1998
                                                     ----             ----
Nonaccrual, Past Due and Restructured Loans
-------------------------------------------
Nonaccrual loans                            $      38,202               31,951
Accruing loans contractually past due 90
  days or more                              $        -                    -
Troubled debt restructurings                $     165,583                 -

The amount of interest that would have been included in income on the above non-accrual loans if they had been current in accordance with their original terms was $3,542 in 1999. The amount of interest that was included in interest income on the above loans was $336 in 1999.

The Bank's policy is to place loans on non-accrual status when it appears that the collection of principal and interest in accordance with the terms of the loan is doubtful. Any loan that becomes 90 days past due as to principal or interest is automatically placed on non-accrual, unless corrective action is certain and imminent.

Non-interest Income and Expenses

Non-interest income increased 57% to $306,282 for the nine months ended September 30, 1999 and increased 33% to $106,749 for the three months ended September 30, 1999, as compared to the same periods in the prior year. Service charges on deposit accounts increased 33% to $146,931 for the nine months ended September 30, 1999 and increased 44% to $53,855 for the three months ended September 30, 1999, as compared to the same periods in the prior year. This increase is primarily due to the increased volume of services used on the Bank's transaction accounts, on which average balances increased by 24% in 1999 from the first nine months of 1998. Other income increased 87% to $159,351 for the nine months ended September 30, 1999 and increased 24% to $52,894 for the three months ended September 30, 1999, as compared to the same periods in the prior year. Other income consists primarily of mortgage origination fee income, credit life premium income and income on bank owned life insurance. Mortgage origination fee income increased $33,631 from 1998 to 1999 due to higher loan volume. Income accrued on bank owned life insurance that was purchased in late December 1998 and January 1999 was $26,271 for the first nine months of 1999.

Non-interest expenses increased 11% to $1,568,636 for the nine months ended September 30, 1999 and increased 1% to $538,082 for the three months ended September 30, 1999, as compared to the same periods in the prior year. Average earning assets increased 28% for the nine months ended September 30, 1999, as compared to the same period in the prior year. The lower growth rate of non-interest expenses relative to the earning asset growth rate indicates that the Bank's operating efficiencies continue to improve. Improving efficiencies are due to stable earning asset growth, which continues to absorb excess operating capacity, as well as management's focus on containing operating costs.

Salaries and benefits increased 7% to $808,567 for the nine months ended September 30, 1999 and reflected no growth for the three months ended September 30, 1999, as compared to the same periods in the prior year. The number of full-time equivalent employees grew from 30 at September 30, 1998 to 33 at September 30, 1999. Deferred loan origination costs associated with salaries and benefits were $117,523 in the nine months ended September 30, 1999. Deferred loan origination costs are deducted from personnel expenses and amortized over the life of the related loans as a component of interest income. Such costs were not deducted in 1998, because they were not material.

Occupancy costs increased 15% to $252,354 for the nine months ended September 30, 1999 and decreased 4% to $82,746 for the three months ended September 30, 1999, as compared to the same periods in the prior year. The nine-month increase is primarily attributable to opening the new office in East Rome in June 1998. The three-month decrease is primarily attributable to start up expenses in the third quarter of 1998 associated with the East Rome office.

Other operating expenses increased 15% to $507,715 for the nine months ended September 30, 1999 and increased 6% to $180,371 for the three months ended September 30, 1999, as compared to the same periods in the prior year. Most of this increase is due to the higher volume of business associated with business development and marketing costs, collection expenses and data processing costs. Management continues to focus on improving operating expense efficiencies through the use of current banking technologies, outsourcing solutions and human resource training and development. In the first quarter of 1998, the Bank implemented its telephone banking service, which provides customers with access to their account information 24 hours a day, seven days a week, and allows the customers to initiate certain transactions such as funds transfers. A drive-up ATM was installed at the East Rome office in the third quarter of 1998. In the third quarter of 1999, changes were made in the way customer statements are processed that will significantly reduce the costs associated with that function in the future, as well as improve the delivery times.

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

YEAR 2000 RISK

The Board and management consider the Year 2000 ("Y2k") computer processing risk to be a serious risk for all businesses that depend on computer hardware and software to perform the critical functions of their businesses. Y2k computer processing risk is defined as the risk associated with computer hardware or software that fails to process data or operate in the manner for which it was designed as a result of century date changes. This risk encompasses hardware and software owned, leased, licensed or otherwise used (1) by the Company or (2) by vendors upon which the Company depends for its mission critical functions or (3) by customers with which the Company has a material relationship. In the third quarter of 1997, the Board established a Y2k Policy and Y2k Compliance Committee to address this risk. The Committee is headed by senior management, which meets monthly and reports monthly to the full Board.

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

Other third parties with which the Bank has material relationships that may be adversely impacted by Y2k risks are its correspondent banks and the utility companies.

The Bank's primary correspondent bank provides numerous services, including cash letter settlements, federal funds sold and purchase lines, securities safekeeping services, securities settlements, wire settlements, ACH settlements, and ATM/debit card settlements. The Federal Home Loan Bank of Atlanta provides overnight investments and secured term financing. Two other correspondent banks provide federal funds sold and purchase lines. Written communications from these banks indicate that they have substantially completed the testing and implementation of all mission critical systems and their current efforts appear to be focus on customer awareness and contingency planning.

Y2k readiness disclosures from the Bank's major utility companies indicate that their internal systems are substantially ready. The status of their testing and contingency planning appears to be on schedule. Their disclosures recognize the significant interdependencies on business relationships over which they have no direct control, but indicate efforts to mitigate these risks through integrated testing and contingency planning.

The Costs to Address the Company's Year 2000 Issues

The resource commitments and costs of implementing Y2k solutions on mission critical systems are currently estimated to be approximately $138,000. Approximately $94,000 of this was incurred in 1998, and the balance has been incurred in 1999. These costs include the cost of an independent consultant, who was engaged to review the Bank's test plans, test results and contingency plans. At this time, the costs of implementing Y2k solutions on mission critical hardware and software are not expected to have a material impact on the results of operations.

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

The BCRP addresses the evaluation of most reasonably likely worst case scenarios and the action plans required to limit the adverse consequences on the Bank's services. The BRCP also addresses liquidity contingency planning. Validation plans have been included to test the BRCP's effectiveness and viability. These tests were conducted during the third quarter of 1999 and resulted in no substantive changes to the overall plan. This testing helped management further refine certain processing forms and procedures. The Bank's independent Y2k consultant has reviewed the BRCP and has provided a detailed report with an overall rating of "Satisfactory ".

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

Item 4.  Submission of Matters to a Vote of Security Holders.

Pursuant to Rule 14a-4(c)(1) promulgated under the Securities Exchange Act of 1934, as amended, shareholders desiring to present a proposal for consideration at the Company's 2000 Annual Meeting of Shareholders must notify the Company in writing at its principal office at 1490 Martha Berry Blvd., Rome, Georgia 30165, of the contents of such proposal no later than February 26, 2000. Failure to timely submit such a proposal will enable the proxies appointed by management to exercise their discretionary voting authority when the proposal is raised at the Annual Meeting of Shareholders without any discussion of the matter in the proxy statement.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

(a) The following documents filed with the Securities and Exchange Commission are incorporated by reference and made a part of this report:

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

27.1 Financial Data Schedule (for S.E.C. use only).

---------------------------------------------------
*  Indicates a management contract or compensatory arrangement.

(b)  Reports on Form 8-K
     -------------------
     No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GREATER ROME BANCSHARES, INC.



Date:  November 9, 1999                By: /s/ Thomas D. Caldwell, III
                                           ---------------------------
                                           Thomas D. Caldwell, III
                                           President, Chief Executive Officer


                                       By: /s/ E. Grey Winstead, III
                                           -------------------------
                                           E. Grey Winstead, III
                                           Principal Financial and
                                             Accounting Officer

                          GREATER ROME BANCSHARES, INC.
          Form 10-QSB for the quarterly period ended September 30, 1999

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

    27.1       Financial Data Schedule (for S.E.C. use only).

---------------------------------------
*  Indicates a management contract or compensatory arrangement.