Form 10KSB
period 1999-12-31
GREATER ROME BANCSHARES INC
filed 2000-03-30
CIK 928484

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999
                           Commission File No. 0-28280

                          GREATER ROME BANCSHARES, INC.
                    -----------------------------------------
                 (Name of Small Business Issuer in Its Charter)
                Georgia                              58-2117940
               ---------                            ------------
     (State or Other Jurisdiction                 (I.R.S. Employer
  of Incorporation or Organization)              Identification No.)

         1490 Martha Berry Blvd.
              Rome, Georgia                          30162-5271
        -------------------------                   ------------
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

State issuer's revenues for its most recent fiscal year.   $5,882,096
                                                           ----------

The aggregate market value of the voting stock as of March 10, 2000, held by non-affiliates is $6,420,687 computed by reference to the price of the most recent trades of the Company.

As of March 10, 2000, the Company had 701,600 shares of common stock issued and outstanding.

Portions of the following documents are incorporated by reference: (1) 1999 Annual Report to Shareholders, into Part II; (2) Proxy Statement (the "Proxy Statement") for the Annual Meeting of Shareholders to be held May 11, 2000, into
Part III.

Transitional Small Business Disclosure Format (check one).  Yes      No  X
                                                               ---      ---

                                     PART I

Item 1.  Description of Business
--------------------------------

                           FORWARD LOOKING STATEMENTS

Various  statements  contained in this Annual Report which are not statements of
historical   fact   constitute   forward-looking    statements.    Examples   of
forward-looking statements include, but are not limited to:

     (1) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items;
     (2) statements of plans and objectives of the Company or its management or board of directors, including those relating to products or services;
     (3)  statements of future economic performance; and
     (4)  statements of assumptions underlying these statements.

Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from the results in the forward-looking statements. Facts that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

    (1) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted;
    (2) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;
    (3)  inflation, interest rate, market and monetary fluctuations;
    (4) the timely development and acceptance of new products and service and perceived overall value of these products and services by users;
    (5)  changes in consumer spending, borrowing and saving habits;
    (6)  technological changes;
    (7)  acquisitions;
    (8)  the ability to increase market share and control expenses;
    (9) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance)with which the Company and its subsidiary must comply;
   (10) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board;
   (11)  changes in the Company's organization, compensation and benefit plans;
   (12) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and
   (13)  the Company's success at managing the risks involved in the foregoing.

Such forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect the occurrence of unanticipated events.

                                     General

Greater Rome Bancshares, Inc. (or the "Company") was incorporated as a Georgia corporation on June 17, 1994, primarily to own and control all of the capital stock of Greater Rome Bank (the "Bank"). The Company acquired the Bank on February 26, 1996, and the Bank opened for business on the same date. The Bank is chartered under the laws of the State of Georgia and engages in the commercial banking business.

                            Location and Service Area

The Bank provides general commercial banking services within Floyd County, emphasizing the needs of individuals and small- to medium-sized businesses. Floyd County is located in northwest Georgia, almost directly in the center of what is referred to as the "ABC" (Atlanta, Birmingham, and Chattanooga) triangle. Rome, the county seat of Floyd County, and the only major incorporated area of the County, is located 60 miles northwest of Atlanta, 62 miles south of Chattanooga, Tennessee and 123 miles east of Birmingham, Alabama. The 1990 census indicated Floyd County had a population of 81,251. Recent estimates indicate that Floyd County has a current population of approximately 84,009 with a median family income of $30,743 per household. Rome is reached via U.S. 411, which connects to Interstate 75 at Cartersville just 25 miles southeast of Rome. It is also served by major rail carriers and by the Richard B. Russell Airport, which is located just 7 miles north of the Bank and maintains a 6,000-foot instrument runway with ILS and VOR approaches. Rome is home to several institutes of higher learning including Berry College (undergraduate and graduate), Shorter College (private) and Floyd College (a two-year unit of the University System of Georgia). Technical training is available through one of Georgia's most advanced training schools, Coosa Valley Technical Institute. Rome is also home to one of the state's most prestigious private schools, The Darlington School, which offers kindergarten through 12th grade and attracts students from throughout the United States and many foreign countries.

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

The Bank offers a full range of short-to-medium term commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, other consumer goods, home improvements, education and personal investments. Additionally, the Bank offers loans for community development and/or improvement. The Bank also originates and holds or sells into the secondary market fixed and variable rate mortgage loans and real estate construction and acquisition loans. The Bank's lending activities are subject to a variety of lending limits imposed by state law. All loans to directors or executive officers of the Bank are approved by the Bank's board of directors and are made on terms no more favorable than would be available to a person not affiliated with the Bank. See "Lending Activities."

The Bank also engages in investment activities. It is authorized to invest without limit in obligations of the United States or any state or territorial government or any agency of such governments or in any securities that are guaranteed as to principal and interest by such governments. Subject to limitations, the Bank may also invest in investment grade securities issued by political subdivisions, in deposits in other financial institutions, and in certain types of commercial paper. The Bank concentrates its investment activities primarily in intermediate term government and agency securities.

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

Credit Risk

There are various risks inherent in making all loans. A principal economic risk inherent in making loans is the creditworthiness of the borrower. Other risks inherent in making loans include the following:

    - risks with respect to the period of time over which loans may be repaid;
    - risks resulting from changes in economic and industry conditions;
    - risksinherent in dealing with individual borrowers; and
    - in the case of a collateralized loan, risks resulting from uncertainties as to the future value of the collateral.

Management maintains an allowance for loan losses based on, among other things, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon these factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for potential loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectibility is considered questionable. Various specific risks with regard to each category of loans are described under the separate subheading for each type of loan below.

Real Estate Loans

Loans secured generally by first or second mortgages on real estate are one of the primary components of the Bank's loan portfolio. These loans consist of commercial real estate loans, construction and development loans, residential real estate loans and home equity loans. Loan terms generally are limited to five years and often do not exceed three years, although installment payments may be structured up to a fifteen-year amortization basis. Interest rates may be fixed or adjustable, and tend to be fixed in the case of three-year term loans and adjustable in the case of five-year term loans. The Bank generally charges an origination fee. Management attempts to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by qualified appraisals, will generally not exceed 80%. In addition, the Bank typically requires personal guarantees of the principal owners of the property backed with a review by the Bank of the principal owner's personal financial statements. A number of the loans that are classified as commercial real estate loans are actually commercial loans for which a security interest in real estate is taken as additional collateral. These loans are underwritten as commercial loans as described below. The principal economic risk associated with each category of loans, including real estate loans, is the creditworthiness of the Bank's borrowers. The risk associated with real estate loans varies with many factors including employment levels and fluctuations in the value of real estate.

The Bank also originates one-to-four family residential real estate loans for sale into the secondary market. This provides long term home financing for qualified customers and generates origination fee income for the Bank. The Bank limits interest rate and credit risk on these loans by locking in the interest rate for each loan with the secondary market investor and receiving the investor's underwriting approval prior to closing the loan.

Commercial Loans

The Bank makes loans for commercial purposes in various lines of businesses. Equipment loans are typically made for a term of up to five years (more typically three years) at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment with a loan-to-value ratio of 80% or less. Working capital loans are made for a term typically not exceeding one year, and are usually secured by accounts receivable, inventory and/or personal guarantees of the principals of the business, and bear interest at floating rates which are payable monthly, or less typically, quarterly. In the case of the loans secured by accounts receivable or inventory, principal is repaid as the assets securing the loan are converted into cash, and in other cases, principal is due at maturity. The principal economic risk associated with each category of loans, including commercial loans, is the creditworthiness of the borrowers. The risk associated with commercial loans varies with many factors including the economy in the Bank's lending area. In addition many of the Bank's commercial loans are made to small- to medium-sized businesses and professionals who may be less able to withstand competitive, economic and financial conditions than larger borrowers.

Consumer Loans

The Bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit and revolving lines of credit. These loans typically carry balances of less than $35,000 and, in the case of non-revolving loans, are either amortized over a period not exceeding 60 months or are 90-day term loans, and in each case bear interest at a fixed rate. The revolving loans bear interest at a fixed or variable rate and require monthly payments of interest and a portion of the principal balance (typically 2-3% of the outstanding balance). The underwriting criteria in the case of home equity loans and lines of credit, is the same as applied by the Bank when making a first mortgage loan, as described above, and home equity lines of credit typically terminate ten years after their origination. As with the other categories of loans, the principal economic risk associated with consumer loans is the creditworthiness of the Bank's borrowers.

Loan Approval and Review

The Bank's loan approval policies provide for various levels of officer lending authority. When the aggregate outstanding loans to a single borrower exceed that individual officer's lending authority, the loan request requires prior approval of the President or senior loan officer. Any loan in excess of the President's or senior loan officer's authority requires prior approval by the loan committee of the Bank's board of directors. The Bank has a continuous loan review procedure involving several Bank officers. The procedures are designed to provide early identification of credit quality problems. All loan officers are charged with the responsibility of rating each of their loans and reviewing those loans on a periodic basis, the frequency of which will increase as the quality of the loan decreases.

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

At December 31, 1999, the Bank's lending limit was approximately $975,000 for loans not fully secured plus an additional $650,000 (or an aggregate of approximately $1.625 million) for loans fully secured. These limits will increase and decrease as the Bank's statutory capital base increases and decreases. If a borrower's credit needs exceeds these limits, the Bank seeks to sell participations in the loan to the extent necessary to maintain these lending limits.

                                   Competition

The Bank competes with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in Floyd County and elsewhere. As of June 1999, nine FDIC-insured institutions were operating in Floyd County. A number of these competitors are well established in the Floyd
County area. Most of them have substantially greater resources and lending limits and may have a lower cost of funds than the Bank. These banks offer various services, such as extensive and established branch networks and trust services, which the Bank does not now provide. Management believes that the Bank can compete effectively with these institutions but cannot assure that it will do so.

                                    Employees

The Bank had 34 equivalent full-time employees on December 31, 1999. The Bank's employees are not subject to a collective bargaining agreement. The Company has no employees other than its officers, none of whom receive compensation for their services to the Company. The Company reimburses the Bank for management services performed by the Bank's officers. The Company conducts no business other than serving as the holding company for the Bank. The Company currently has three officers:

o        Thomas D. Caldwell, III, President and Chief Executive Officer;
o        Robert L. Berry, Secretary; and
o        E. Grey Winstead, III, Chief Financial Officer.

                             STATISTICAL INFORMATION

The following tables set forth statistical information and should be read in conjunction with the financial statements of Greater Rome Bancshares, Inc.

I. Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differential

                                          1999           1998         1999         1998          1999         1998
                                         Average        Average      Income/       Income/       Yield         Yield
                                         Balance        Balance     (Expense)    (Expense)    (Rate Paid)  (Rate Paid)
                                         -------        -------     ---------    ---------    -----------  -----------
     Loans                            $  47,646,549   36,596,138    4,557,789     3,659,279       9.57%       10.00%
     Taxable investment securities        9,951,091   10,247,085      609,413       625,781       6.12%        6.11%
     Non-taxable investment
       securities                         2,207,439      294,164       91,956        12,183       4.17%        4.14%
     Interest bearing deposits
       in other banks                     1,344,290      706,613       65,032        37,611       4.84%        5.32%
     Federal funds sold                   2,911,982    2,118,499      146,460       114,510       5.03%        5.41%
                                         ---------------------------------------------------------------------------
          Average earning assets      $  64,061,351   49,962,499    5,470,650     4,449,364       8.54%        8.91%
                                         ---------------------------------------------------------------------------

     Cash & due from banks                1,507,451    1,140,369
     Premises and
       equipment                          2,720,743    2,569,013
     Other assets                         1,640,006      699,191
                                         -----------------------
          Average total assets        $  69,929,551   54,371,072
                                         -----------------------

     Interest bearing demand deposits     4,483,770    3,381,823      (92,527)      (64,355)    -2.06%       -1.90%
     Savings and money market
       deposits                           9,031,565    6,736,847     (309,925)     (261,753)    -3.43%       -3.89%
     Time deposits                       35,489,652   27,189,134   (1,865,575)   (1,573,504)    -5.26%       -5.79%
     Borrowed funds                       6,423,165    4,399,261     (363,439)     (247,622)    -5.66%       -5.63%
                                         --------------------------------------------------------------------------
          Average interest bearing
          liabilities                 $  55,428,152   41,707,065   (2,631,466)   (2,147,234)    -4.75%       -5.15%
                                         --------------------------------------------------------------------------

     Non-interest bearing deposits        6,510,773    5,261,746
     Other liabilities                      306,446      293,186
     Stockholders' equity                 7,067,426    6,618,419
                                          ----------------------
          Average total liabilities
          and equity                  $  69,312,797   53,880,416
                                         -----------------------

                                         --------------------------------------------------------------------------
     Net interest income yield on
     average earning assets           $  64,061,351   49,962,499    2,839,184     2,302,130       4.43%      4.61%
                                         --------------------------------------------------------------------------

Notes:
1. Non-accruing loans are included in the average balances. Average non-accruing loans were $77,811 in 1999 and were $88,014 in 1998.
2. Loan fees are included in the interest income computation and were $94,754 in 1999 and $187,642 in 1998.

The following table sets forth a summary of the changes in interest income and interest expense resulting from changes in volume and rates from 1998 to 1999.

                                                                                       Increase/(Decrease)
                                                                                       -------------------
                                                                               Net        Due to          Due to
                                                                             Change      Rate (1)       Volume (1)
                                                                             ------      --------       ----------
Interest Earning Assets
Loans                                                                $       898,510     (164,562)       1,063,072
Taxable investment securities                                                (16,368)       1,755          (18,123)
Non-taxable investment securities                                             79,773           72           79,701
Interest bearing deposits in other banks                                      27,421       (3,711)          31,132
Federal funds sold                                                            31,950       (8,426)          40,376
                                                                           ---------     ---------       ---------
       Total Interest Income                                               1,021,286     (174,872)       1,196,158
                                                                           =========     =========       =========

Interest Bearing Liabilities
Interest bearing demand deposits                                              28,172       22,375
Savings and money market deposits                                             48,172      (33,232)          81,404
Time deposits                                                                292,071     (154,431)         446,502
Borrowed funds                                                               115,817        1,306          114,511
                                                                           ---------     ---------       ---------
       Total Interest Expense                                                484,232     (180,560)         664,792
                                                                           ---------     ---------       ---------
Net Interest Income                                                  $       537,054        5,688          531,366
                                                                           =========     =========       =========

 (1) The changes in interest income and expense not due solely to rate or volume have been allocated proportionately to the rate and volume amounts calculated before allocation.

II.   Investment Portfolio

Refer to note (2) Investment Securities of the Notes to Consolidated Financial Statements included in the 1999 Annual Report, which is incorporated herein by reference.

The weighted average tax equivalent yield of investment securities maturing in one year or less as of December 31, 1999 was 5.95%. The weighted average tax equivalent yield of investment securities maturing from one to five years as of December 31, 1999 was 6.18%. The weighted average tax equivalent yield of investment securities maturing in greater than five years as of December 31, 1999 was 6.05%

III.  Loan Portfolio

                                              12/31/99            12/31/98
               Loan Types                     Balance             Balance
               ----------                     -------             -------
      Commercial                      $       13,438,239    $     11,518,652

      Real estate - construction               2,534,684           1,226,296

      Real estate - mortgage                  27,356,312          19,271,316

      Consumer loans                          12,490,147           9,960,566
                                             -----------          ----------

                              Total   $       55,819,382     $    41,976,830
                                              ==========          ==========

                                                           Maturity and Repricing by Type

                                    Due in 1 year          Due from 1 through 5 years        Due after 5 years
                                    -------------          --------------------------        -----------------
                              Fixed rate  Variable rate   Fixed rate    Variable rate    Fixed rate  Variable rate
                              ----------  -------------   ----------    -------------    ----------  -------------
Commercial                  $ 5,514,072     1,589,617     5,515,759       733,773        85,018          -

Real estate -
  construction                2,390,544        41,197       102,943          -             -             -

Real estate -
  mortgage                    5,940,125     2,747,588    18,022,298       315,002           850       330,448

Consumer loans                6,030,639       320,185     5,716,792       303,342        72,540        13,068
                            -----------   -----------   -----------   -----------   -----------   -----------
              Total $        19,875,380     4,698,587    29,357,792     1,352,117       158,408       343,516
                            ===========   ===========   ===========   ===========   ===========   ===========

The maturity distribution is less than the total at year-end by the amount of non-accrual loans totaling $33,582.

 Risk Elements

                                                               1999         1998
                                                               ----         ----
Nonaccrual, Past Due and Restructured Loans
-------------------------------------------
Nonaccrual loans                                          $    33,582    150,599
Accruing loans contractually past due 90 days or more     $      -          -
Troubled debt restructurings                              $   165,583       -

The amount of interest that would have been included in income on the above non-accrual loans if they had been current in accordance with their original terms was $4,204 in 1999 and $9,434 in 1998. The amount of interest that was included in interest income on the above loans was $883 in 1999 and $8,572 in 1998.

The Bank's policy is to place loans on non-accrual status when it appears that the collection of principal and interest in accordance with the terms of the loan is doubtful. Any loan that becomes 90 days past due as to principal or interest is automatically placed on non-accrual, unless corrective action is certain and imminent.

IV. Summary of Loan Loss Experience

    Allowance for possible loan losses                  1999             1998
    ----------------------------------                  ----             ----
Balance at the beginning of the period             $    569,185         480,544
Charge-offs:
    Commercial                                             -            107,607
    Real estate - mortgage                                 -              2,924
    Consumer loans                                       63,025          77,925
                                                     ----------      ----------
    Total                                                63,025         188,456
                                                     ----------      ----------
Recoveries:
    Consumer loans                                       37,210          21,457
                                                     ----------      ----------
    Total                                                37,210          21,457
                                                     ----------      ----------
Net charge-offs:                                         25,815         166,999
Additions charged to operations                         140,761         255,640
                                                     ----------      ----------
Balance at end of period                           $    684,131         569,185
                                                     ==========      ==========
Average loans outstanding                          $ 47,646,549      36,596,138
Ratio of net charge-offs to average loans                 0.05%           0.46%
Ratio of allowance to average loans                       1.44%           1.56%

The provision for loan losses was $140,761 for 1999, down $114,879 from 1998. Until the fourth quarter of 1998, the provision for loan losses was primarily determined by reference to a target ratio. Management had used this method, by reference to peer information, in order to build the loss reserve for the Bank's new loan portfolio. More traditional methods of determining loan loss provisions are based on historical loan portfolio performance, including analysis of historical charge-offs and recoveries, detailed loan reviews and portfolio reviews, loan growth and changing economic conditions. Under the revised policy, management and the board evaluate the adequacy of the loan loss reserve on a quarterly basis. This evaluation considers historical loan losses by risk grade under each major category of loans, i.e., commercial, real estate and consumer. It also considers current portfolio risk, industry concentrations and the uncertainty associated with changing economic conditions.

In addition, management performs an on-going loan review process. All new loans are risk rated under loan policy guidelines. On a monthly basis, management evaluates the composite risk ratings in a model that assesses the adequacy of the current allowance for loan losses, and management presents this evaluation to the board of directors each month. Management performs loan reviews for compliance with underwriting policy on new loans and presents the review results in the weekly asset review committee meeting. Management also reviews past due loans weekly and large loans are reviewed periodically. Management may change risk ratings if it appears that new loans may not have received the proper initial grading or, if on existing loans, credit conditions have improved or worsened.

The amounts charged to operations in the provision for loan losses are based on an annual budget that is developed from the most recent monthly and quarterly reviews. These amounts may be adjusted in any period based on the results of more current evaluations that indicate that the allowance might be inadequate or excessive.

Management expects to incur losses on loans from time to time when borrowers' financial conditions deteriorate. Where feasible, loans charged down or charged off will continue to be collected. Management considers the year-end allowance adequate to cover potential losses in the loan portfolio.

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

The policy provides more explicit guidance on the application of risk grades. On a monthly basis, loan balances are aggregated for each grade and a loan loss allowance is calculated using factors that represent management's estimate of the allowance applicable to each grade. These factors are compared to historical charge-offs for reasonableness and adjusted as necessary.

The approximate anticipated amount of charge-offs for 2000 by risk grade assigned at the time of loan origination is:

                                                     Projected
                                        Grade        Charge-offs
                                        -----        -----------
                                          1          $     -
                                          2                   92
                                          3               32,008
                                          4               31,661
                                          5                8,622
                                          6                8,637
                                          7                -
                                          8                -
                                                          ------
                                        Total             81,019
                                                          ======

V.   Deposits

                                              Average       Average      Average   Average
                                              Balance       Balance        Rate      Rate
                                               1999          1998          1999      1998
                                               ----          ----          ----      ----
    Non-interest bearing deposits       $     6,510,773    5,261,746
    Interest bearing demand deposits          4,483,770    3,381,823      2.06%     1.90%
    Savings and money market deposits         9,031,565    6,736,847      3.43%     3.89%
    Time deposits                            35,489,652   27,189,134      5.26%     5.79%
                                             --------------------------------------------
            Total average deposits      $    55,515,760   42,569,550      4.09%     4.46%
                                             ============================================

As of December 31, 1999 the amount outstanding of time certificates of deposit of $100,000 or more was $11,397,949. Amounts by time remaining until maturity on time deposits of $100,000 or more were:

                       3 months or less                $      1,856,702
                       over 3 through 6 months                3,886,641
                       over 6 through 12 months               3,575,701
                       over 12 months                         2,078,905
                                                             ----------
                                                       $     11,397,949
                                                             ==========

VI.  Return on Equity and Assets

                                                          1999           1998
                                                          ----           ----

     Return on average assets                             0.95%          0.69%

     Return on average equity                             9.23%          5.65%

     Dividend payout ratio                                0.00%          0.00%

     Average equity to average asset ratio               10.29%         12.17%

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

     (b) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of anybank; or
     (c) it may merge or consolidate with any other bank holding company.

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

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act, the restrictions on interstate acquisitions of banks by bank holding companies were repealed. As a result, the Company, and any other bank holding company located in Georgia, may now acquire a bank located in any other state, and any bank holding company located outside Georgia may lawfully acquire any Georgia-based bank, in either case subject to deposit-percentage, aging requirements, and other restrictions.

The legislation provides that unless an individual state has elected to prohibit out-of-state banks from operating interstate branches within its territory, adequately capitalized and managed bank holding companies will be able to consolidate their multistate banking operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank is permitted only if it is expressly permitted by the laws of the host state. Georgia does not permit de novo branching by an out-of-state bank. Therefore, the only method by which an out-of-state bank or bank holding company may enter Georgia is through an acquisition. Georgia has adopted an interstate banking statute that removes the existing restrictions on the ability of banks to branch interstate through mergers, consolidations and acquisitions.

The BHC Act generally prohibits the Company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities the Federal Reserve determines to be closely related to banking or managing or controlling banks.

The Gramm-Leach-Bliley Act has added additional financial related activities that may be conducted by a bank holding company that qualifies as a financial holding company. See "-Gramm-Leach-Bliley Act" below. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. The BHC Act does not place territorial limitations on permissible non-banking activities of bank holding companies. Despite prior approval, the Federal Reserve may order a holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve has reasonable cause to believe that the holding company's continued activity, ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any of its bank subsidiaries.

The bank's deposits are insured by the FDIC to the maximum extent provided by law. The bank is also subject to numerous state and federal statutes and regulations that affect its business, activities, and operations, and it is supervised and examined by one or more state or federal bank regulatory agencies.

The FDIC and the Georgia Department of Banking and Finance (the "Georgia Department") regularly examine the operations of the Bank and have the authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. The FDIC and the Georgia Department also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

Gramm-Leach-Bliley Act

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act which implements major changes to the statutory framework for providing banking and other financial services in the United States. The Gramm-Leach-Bliley Act, among other things, eliminates many of the restrictions on affiliations among banks and securities firms, insurance firms, and other financial service providers. A Bank holding company that qualifies as a financial holding company will be permitted to engage in activities that are financial in nature or incidental or complimentary to a financial activity. The activities that the Gramm-Leach-Bliley Act expressly lists as financial in nature include insurance activities, providing financial and investment advisory services, underwriting securities and limited merchant banking activities.

To become eligible for these expanded activities, a bank holding company must qualify as a financial holding company. To qualify as a financial holding company, each insured depository institution controlled by the bank holding company must be well-capitalized, well-managed, and have at least a satisfactory rating under the Community Reinvestment Act. In addition, the bank holding company must file a declaration with the federal Reserve of its intention to become a financial holding company. Presently, we have no plans to become a financial holding company.

Although considered to be one of the most significant banking laws since Depression-era statutes were enacted, we do not expect the Gramm-Leach-Bliley Act to materially affect our products, services or other business activities. To the extent the Gramm-Leach-Bliley Act allows banks, securities firms, and insurance firms to affiliate, the financial services industry may experience further consolidation. The Gramm-Leach-Bliley Act may have the result of increasing the amount of competition we face from larger financial institutions and other companies offering financial products and services, many of which have substantially greater financial resources.

Payment of Dividends

The Company is a legal entity separate and distinct from the bank. The principal sources of the Company's cash flow, including cash flow to pay dividends to its shareholders, are dividends that the Bank pays to the Company. Statutory and regulatory limitations apply to the Bank's payment of dividends to the Company as well as to the Company's payment of dividends to its shareholders.

If, in the opinion of the FDIC, the Bank was engaged in or about to engage in an unsafe or unsound practice, the FDIC could require, after notice and hearing, that the Bank cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "-- Prompt Corrective Action."

At December 31, 1999, under dividend restrictions imposed under federal and state laws, the maximum amount of dividends that could be paid by the Bank was $218,214.

The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

Capital Adequacy

The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve in the case of the Company, and the FDIC in the case of Bank. The Federal Reserve has established two basic measures of capital adequacy for bank holding companies: a risk-based measure and a leverage measure. Above holding company must satisfy all applicable capital standards to be considered in compliance.

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

The minimum ratio of total capital to risk-weighted assets is 8%. At least half of total capital or "Tier 1 Capital"must comprise common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets. The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. At December 31, 1999, the Company's consolidated total risk-based capital ratio and its Tier 1 risk-based capital ratio were 13% and 12%, respectively.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 1% to 2%. The Company's leverage ratio at December 31, 1999 was 9%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal

Reserve has indicated that it will consider a "tangible Tier 1 Capital leverage ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

The Bank is subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies. The Bank was in compliance with applicable minimum capital requirements as of December 31, 1999.

Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements. See "-- Prompt Corrective Action."

The Federal Reserve and the FDIC are required to consider interest rate risk in the evaluation of a bank's capital adequacy when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position. The bank regulatory agencies' methodology for evaluating interest rate risk requires banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures. The market risk rules apply to any bank or bank holding company whose trading activity equals 10% or more of its total assets, or whose trading activity equals $1 billion or more. These rules did not apply to the Company or the Bank in 1999.

Support of Subsidiary Institutions

Under Federal Reserve policy, the Company is expected to act as a source of financial strength for, and to commit resources to support, the Bank. This support may be required at times when, absent this Federal Reserve policy, the Company may not be inclined to provide it. In addition, any capital loans by the Company to the Bank will be repaid only after the Bank's deposits and certain other indebtedness are repaid in full. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Prompt Corrective Action

The federal banking regulators are required to establish five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and are required to take mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories. The severity of the action will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

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

Well Capitalized           5% or more           10% or more               6% or more             Not subject to a
                                                                                                 capital directive
-------------------------- -------------------- ------------------------- ---------------------- -------------------
Adequately Capitalized     4% or more           8% or more                4% or more                    --
-------------------------- -------------------- ------------------------- ---------------------- -------------------
Undercapitalized           less than 4%         less than 8%              less than 4%                  --
-------------------------- -------------------- ------------------------- ---------------------- -------------------
Significantly              less than 3%         less than 6%              less than 3%                  --
Undercapitalized

-------------------------- -------------------- ------------------------- ---------------------- -------------------
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

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations. The obligation of a controlling holding company to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the appropriate federal banking agency may treat an undercapitalized depository institution in the same manner as it treats a significantly undercapitalized institution if it determines that those actions are necessary.

At December 31, 1999, the Bank had the requisite capital levels to qualify as well capitalized.

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

These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). The FDIC then determines an institution's insurance assessment rate based on the institution's capital category and supervisory category to which it is assigned. Under the risk-based assessment system there are nine combinations of capital groups and supervisory subgroups to which different assessment rates are applied. Assessment rates range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup.

The FDIC may  terminate  insurance of deposits if it finds that the  institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

Based on the Bank's risk classification, the Bank was not required to pay an assessment for deposit insurance in 1999, nor will it be required to pay a deposit insurance assessment in 2000. The Bank was required to pay the special interim Bank Insurance Fund Financing Corporation ("FICO") assessment in 1999 and will also be required to pay this assessment in 2000. During the fourth quarter of 1999, the rate of this assessment was $.00520 per $100 of Bank deposits.

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

Item 2. Description of Property
-------------------------------
Main Office

     The principal place of business of both the Company and the Bank is located at 1490 Martha Berry Blvd., Rome, Georgia 30165-1618. Construction of a new one-story, 9,000 square foot brick, traditional bank building was completed in October 1996. It includes office space for administration, lending, customer service and new accounts, operations facilities, four drive-through teller lanes, six stand-up teller windows, and a security vault with safe deposit boxes. The Bank owns the building and the 2.29 acres of graded land on which it is located.

The Bank plans to begin construction on a 4,000 square foot main office expansion in the fourth quarter of 2000. The cost of the expansion, including furniture, fixtures and equipment is expected to be approximately $482 thousand. As of first quarter 2000, the board had not solicited any bids for construction of the main office expansion.

East Rome Office

The Bank also operates an 1,820 square foot branch at 800 East Second Avenue in Rome, approximately two miles south of the Bank's main office. The East Rome Office opened for business in the first week of June 1998. It is a full service office with three drive-up banking lanes and has a drive-up ATM.

West Rome Office

In the third quarter of 1999, the Bank acquired a site in West Rome to begin construction of an additional branch. It will be a full service office of approximately 1,600 square feet with two drive-up banking lanes and a drive-up ATM. The site is located approximately four miles west of the Bank's main office. Construction on the new facility began in the first quarter of 2000.

The West Rome site was acquired for $185 thousand. The total cost of the facility, including land, site work, furniture, fixtures and equipment is expected to be approximately $576 thousand. Management projects that the new office should be making a contribution to earnings after twenty-four months of operations and should position the Bank to more fully serve the greater Rome market.

Item 3. Legal Proceedings
--------------------------
There are no material legal proceedings to which the Company or the Bank or any of their properties are subject.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
-----------------------------------------------------------------------------
The information set forth under the caption "Market for Common Equity and Related Stockholder Matters" in the 1999 Annual Report is incorporated herein by reference.

Item 6. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
        of Operations
        -------------
The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1999 Annual Report is incorporated herein by reference.

Item 7. Financial Statements
----------------------------
The consolidated balance sheets of the Company as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows, and notes to the consolidated financial statements for each of the three years in the period ended December 31, 1999, and the report issued thereon by the Company's independent public accountants, which appear in the 1999 Annual Report are incorporated herein by reference.

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

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act
        ---------------------------------------
The information set forth under the caption "Election of Directors" in the Proxy Statement is incorporated herein by reference.

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

Item 12. Certain Relationships and Related Transactions
--------------------------------------------------------
The information set forth under the caption "Related Party Transactions" in the Proxy Statement is incorporated herein by reference.

Item 13. Exhibits, List and Reports on Form 8-K
-----------------------------------------------
(a)  The following documents are filed as part of this report:

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

4.2 Form of Stock Certificate (Incorporated by reference to Exhibit to the Company's Registration Statement No. 33-82858 on Form SB-2).

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

10.7 *Greater Rome Bancshares, Inc. Board of Directors Compensation Program, dated October 14, 1999.

13.1 1999 Annual Report to Shareholders

21.1 Subsidiaries of the Registrant ( Incorporated by reference to Exhibit 21.1 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996).

27.1 Financial Data Schedule (for S.E.C. use only).
-----------

* Indicates a management contract or compensatory arrangement.

(b)  Reports on Form 8-K
     -------------------
        No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1999.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GREATER ROME BANCSHARES, INC.

                                       By:/s/ Thomas D. Caldwell, III
                                          ---------------------------
                                              Thomas D. Caldwell, III, President
Date: March 26, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Signature                                    Title                                    Date
                ---------                                    -----                                    ----
/s/ Robert L. Berry                                        Director                              March 27, 2000
-------------------
Robert L. Berry

/s/ Frank A. Brown, Jr.                                    Director                              March 27, 2000
-----------------------
Frank A. Brown, Jr.

/s/ Thomas D. Caldwell, III                       Chairman, CEO and President                    March 27, 2000
---------------------------
Thomas D. Caldwell, III                          (Principal Executive Officer)

/s/ Gene G. Davidson                                       Director                              March 27, 2000
--------------------
Gene G. Davidson

/s/ Henry Haskell Perry                                    Director                              March 27, 2000
-----------------------
Henry Haskell Perry

/s/ Bradford Lee Riddle                                    Director                              March 27, 2000
-----------------------
Bradford Lee Riddle

/s/ M. Wayne Robinson                                      Director                              March 27, 2000
---------------------
M. Wayne Robinson

/s/ Dale G. Smith                                          Director                              March 27, 2000
-----------------
Dale G. Smith

/s/ Paul E. Smith                                          Director                              March 27, 2000
-----------------
Paul E. Smith

/s/ W. Fred Talley                                         Director                              March 27, 2000
------------------
W. Fred Talley

/s/ Martha Berry Walstad                                   Director                              March 27, 2000
------------------------
Martha Berry Walstad

/s/ E. Grey Winstead, III                           Chief Financial Officer                      March 27, 2000
-------------------------
E. Grey Winstead, III                         (Principal Financial and Accounting
                                                           Officer)

                          GREATER ROME BANCSHARES, INC.

      Form 10-KSB Annual Report for the Fiscal Year ended December 31, 1999

                                INDEX TO EXHIBITS

   Exhibit
   Number                                              Description                                      Sequential Page
   -------                                             -----------                                      ---------------

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

         10.7  *Greater Rome Bancshares, Inc. Board of Directors Compensation Program, dated October 14,
               1999.

         13.1  1999 Annual Report to Shareholders.

         21.1  Subsidiaries  of the  Registrant  (Incorporated  by  reference to Exhibit 21.1 of the
               Company's  Annual  Report on Form 10-KSB for the year ended December 31, 1996).                     N/A

         27.1  Financial Data Schedule (for S.E.C. use only).

------------------

*        Indicates a management contract or compensatory arrangement.