Form 10QSB
period 2000-03-31
GREATER ROME BANCSHARES INC
filed 2000-05-15
CIK 928484

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2000

___ Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from _______________ to ________________

                           Commission File No. 0-28280

                          GREATER ROME BANCSHARES, INC.
                          -----------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

               Georgia                              58-2117940
               -------                              ----------
          (State of Incorporation) (I.R.S. Employer Identification No.)

        1490 Martha Berry Blvd.
            Rome, Georgia                            30162-5271
        -----------------------                      ----------
(Address of Principal Executive Offices)             (Zip Code)

                                 (706) 295-9300
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
                                 --------------
(Former Name,Former Address and Former Fiscal Year, if Changed Since Last
Report)

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

     701,600 shares of common stock, $.01 par value per share, were issued and outstanding as of April 30, 2000.

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

                  GREATER ROME BANCSHARES, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                                   (Unaudited)
                      March 31, 2000 and December 31, 1999

                                          Assets
                                          ------

                                                                           2000             1999
                                                                           ----             ----
Cash and due from banks, including reserve
     requirements of $245,000 in 2000 and $194,000 in 1999       $       1,576,578        1,882,436
 Federal funds sold                                                      1,133,000        2,889,000
 Interest bearing deposits                                               2,199,285          258,216
                                                                        ----------       ----------
              Cash and cash equivalents                                  4,908,863        5,029,652

 Securities available for sale                                          14,230,578       12,863,973
 Securities held to maturity                                             1,879,108        1,878,932
 Loans, net                                                             56,160,058       55,090,512
 Premises and equipment, net                                             2,813,989        2,811,150
 Bank owned life insurance                                               1,223,472        1,208,251
 Federal Home Loan Bank Stock                                              500,000          450,000
 Accrued interest receivable and other assets                            1,202,237        1,079,661
                                                                        ----------       ----------
                                                                 $      82,918,305       80,412,131
                                                                        ==========       ==========

                            Liabilities and Stockholder's Equity
                            ------------------------------------

 Deposits:
     Demand                                                      $       7,260,346        8,244,704
     Interest bearing demand                                             6,034,716        5,396,309
     Savings                                                            10,453,059        9,560,218
     Time                                                               29,716,844       28,624,343
     Time, over $100,000                                                11,580,907       11,397,949
                                                                        ----------       ----------
                Total deposits                                          65,045,872       63,223,523

 Federal Home Loan Bank borrowings                                      10,000,000        8,000,000
 Securities sold under repurchase agreement                                  -            1,500,000
 Accrued interest payable and other liabilities                            449,515          388,875
                                                                        ----------       ----------
                         Total liabilities                              75,495,387       73,112,398
                                                                        ----------       ----------
 Commitments
 Stockholders' equity:
     Preferred stock, par value $1.00 per share; 100,000 shares
                authorized; no shares issued or outstanding                  -                -
     Common stock, par value $.01 per share; 10,000,000
                shares authorized; 701,600 shares issued and
                outstanding                                                  7,016            7,016
     Additional paid-in capital                                          6,946,101        6,946,101
     Accumulated earnings                                                  669,161          507,432
     Accumulated other comprehensive income (loss)                        (199,360)        (160,816)
                                                                       -----------       ----------
                Total stockholders' equity                               7,422,918        7,299,733
                                                                       -----------       ----------
                                                                 $      82,918,305       80,412,131
                                                                       ===========       ==========

 See accompanying notes to consolidated financial statements.

                  GREATER ROME BANCSHARES, INC. AND SUBSIDIARY
          Consolidated Statements of Earnings and Comprehensive Income
                                   (Unaudited)
                For the Three Months Ended March 31, 2000 and 1999

                                                                         Three Months    Three Months
                                                                            Ended           Ended
                                                                        Mar 31, 2000    Mar 31, 1999
Interest income:
    Interest and fees on loans                                       $      1,324,668      1,011,253
    Interest and dividends on investments                                     236,655        167,524
    Interest on federal funds sold and deposits with other banks               60,130         28,005
                                                                            ---------      ---------
       Total interest income                                                1,621,453      1,206,782
                                                                            ---------      ---------
Interest expense:
    Time deposits                                                             563,524        432,064
    Savings deposits                                                           88,766         65,716
    Interest bearing demand deposits                                           29,942         19,009
    Other                                                                     141,583         69,530
                                                                            ---------      ---------
       Total interest expense                                                 823,815        586,319
                                                                            ---------      ---------

       Net interest income                                                    797,638        620,463
Provision for loan losses                                                      31,610         57,600
                                                                            ---------      ---------
       Net interest income after provision for loans losses                   766,028        562,863
                                                                            ---------      ---------

Other income:
    Service charges                                                            50,787         43,213
    Other                                                                      40,149         57,326
                                                                            ---------      ---------
       Total other income                                                      90,936        100,539

Other expenses:
    Salaries and employee benefits                                            330,393        268,719
    Occupancy                                                                  87,780         87,988
    Other operating                                                           205,930        157,969
                                                                            ---------      ---------
       Total other expenses                                                   624,103        514,676
                                                                            ---------      ---------

       Income  before income taxes                                            232,861        148,726
Income tax expense                                                             71,132         48,538
                                                                            ---------      ---------
       Net earnings                                                  $        161,729        100,188
                                                                            =========      =========

Other comprehensive income (loss):
    Unrealized losses on securities available for sale arising
       during  period, net of tax benefit of $23,583 and $7,691               (38,544)       (12,570)
                                                                            ---------      ---------
Comprehensive income                                                 $        123,184         87,618
                                                                            =========      =========

Net earnings per share                                               $           0.23           0.14
                                                                            =========      =========
Diluted net earnings per share                                       $           0.22           0.14
                                                                            =========      =========

See accompanying notes to consolidated financial statements.

                  GREATER ROME BANCSHARES, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
               For the Three Months Ended March 31, 2000 and 1999

                                                                                         2000              1999
                                                                                         ----              ----
 Cash flows from operating activities:
       Net earnings                                                               $     161,729           100,188
       Adjustments to reconcile net earnings to net cash
           used by operating activities:
           Depreciation, amortization and accretion                                      43,266            55,981
           Provision for loan losses                                                     31,610            57,600
           Change in:
             Interest receivable and other assets                                      (114,214)          (70,276)
             Interest payable and other liabilities                                      60,639            17,662
                                                                                      ---------         ---------
             Net cash provided by operating activities                                  183,030           161,155
                                                                                      ---------         ---------

 Cash flows from investing activities:
       Proceeds from maturities and calls of securities available for sale              172,967         1,453,211
       Proceeds from maturities and calls of securities held to maturity                   -              515,877
       Purchases of securities available for sale                                    (1,595,762)       (1,423,746)
       Purchase of FHLB stock                                                           (50,000)             -
       Purchase of bank owned life insurance                                                  -          (350,000)
       Net increase in loans                                                         (1,101,157)       (1,901,606)
       Purchases of premises and equipment                                              (52,216)           (7,297)
                                                                                      ---------         ---------
             Net cash used by investing activities                                   (2,626,168)       (1,713,561)
                                                                                      ---------         ---------

 Cash flows from financing activities:
       Net change in demand and savings deposits                                        546,890           (99,697)
       Net change in time deposits                                                    1,275,459         2,618,956
       Net change in FHLB borrowings                                                  2,000,000                 -
       Net change in securities sold under repurchase agreements                     (1,500,000)        1,000,000
       Net change in federal funds purchased                                               -             (500,000)
                                                                                      ---------         ---------
             Net cash provided by financing activities                                2,322,349         3,019,259
                                                                                      ---------         ---------

 Net change in cash and cash equivalents                                               (120,789)        1,466,853

 Cash and cash equivalents at beginning of period                                     5,029,652         4,509,810
                                                                                      ---------         ---------
 Cash and cash equivalents at end of period                                       $   4,908,863         5,976,663
                                                                                      =========         =========

 Supplemental disclosures of cash flow information:
       Cash paid during the year for:
             Interest                                                             $     808,667           538,059
             Income taxes                                                         $       1,400            22,256
 Non cash investing and financing activities:
       Change in unrealized gain/(loss) on sale of securities available for sale  $     (62,126)          (20,261)

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

Investment Securities
---------------------
The Company classifies its securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for sale in the near term. Held-to-maturity securities are those securities for which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. The Company's current investment policy prohibits trading activity.

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

Available-for-sale securities consist of investment securities not classified as trading securities or held-to-maturity securities and are recorded at fair value. Unrealized holding gains and losses on securities available-for-sale are excluded from earnings and are reported as a separate component of stockholders' equity until realized.

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

We believe that the allowance for loan losses is adequate. While we use available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

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

Depreciation expense is computed using the straight-line method over the following estimated useful lives:

         Building                                       40  years
         Land improvements                              20  years
         Furniture, fixtures and equipment              2-12 years

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


                                                 Net         Common    Per Share
For the quarter ended March 31, 2000:          Earnings       Share     Amount
                                               --------       -----     ------

        Earnings per share                    $ 161,729       701,600     0.23

        Effect of stock options                    -           27,845      -

        Diluted earnings per share            $ 161,729       729,445     0.22


                                                 Net          Common   Per Share
For the quarter ended March 31, 1999:          Earnings        Share    Amount
                                               --------        -----    ------

        Earnings per share                    $ 101,188      701,600      0.14

        Effect of stock options                    -          16,674       -

        Diluted earnings per share            $ 101,188      718,274      0.14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

Various  statements  contained  in this  report,  which  are not  statements  of
historical   fact,   constitute   forward-looking   statements.    Examples   of
forward-looking statements include, but are not limited to:

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

Forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect the occurrence of unanticipated events.

FINANCIAL CONDITION

As of March 31, 2000, the Company had $82.9 million in total assets, up $2.5 million over year-end 1999. Total deposits increased $1.8 million over year-end 1999 to $65.0 million. Net loans outstanding increased $1.1 million over year-end 1999 to $56.2 million. All of the Bank's growth in deposits and loans has come from the local market. We attribute this growth to a relatively stable local economy combined with competitive banking services delivered by a locally owned and operated community bank. The Bank is the only locally owned and operated community bank in its market, which has been dominated by regional banks and fragmented by credit unions over the past several years.

In the third quarter of 1999, the Bank acquired a site in West Rome to begin construction of a second branch banking facility. It will be a full service branch office of approximately 1,600 square feet with two drive-up banking lanes and a drive-up ATM. The site is located approximately four miles west of our main office. Construction on the new facility began in the first quarter of 2000.

The West Rome site was acquired for $185 thousand. The total cost of the facility, including land, site work, furniture, fixtures and equipment is expected to be approximately $576 thousand. We project that the new office should be making a contribution to earnings after twenty-four months of operations and should position the Bank to more fully service the greater Rome market.

In addition to the West Rome branch facility, we also plan to begin construction on a 4,265 square foot main office expansion in the fourth quarter of 2000. The cost of the expansion, including furniture, fixtures and equipment and modification of existing facilities is expected to be approximately $600 thousand. As of first quarter 2000, the board had not solicited any bids for construction of the main office expansion.

The banking industry continues to experience competition from non-banks for deposit and investment type products. Competition for local deposit dollars continues to put upward pressure on the cost of deposits. In the current market environment, management has found that the Bank can borrow term funds from wholesale resources at rates that are competitive with the cost of local certificates of deposit. Our asset/liability management committee has adopted policies designed to diversify funding sources if local market deposits become less available and even more costly. Within limits, the Bank may obtain funding from brokered certificates of deposit and other forms of wholesale borrowing, such as the Federal Home Loan Bank and term repurchase agreements. These policies should allow us to continue to meet the local market's credit demands while providing the flexibility to obtain funding from various sources at optimum rates. While this policy provides greater funding flexibility, we continue to place primary funding emphasis on local deposit growth. As of March 31, 2000, the Bank had no brokered deposits.

Capital

At March 31, 2000, the Bank's capital position was in excess of FDIC guidelines to qualify as "well capitalized". Based on the level of the Bank's risk weighted assets at quarter end, we had $1.9 million more capital than necessary to satisfy the "well-capitalized" criteria. The Bank's capital adequacy is monitored quarterly by the asset/liability committee. At these quarterly meetings, the committee develops strategies for the Bank's asset and liability growth, mix and pricing.

We continue to evaluate opportunities to deploy this excess capital in order to improve shareholder returns. As a routine part of our business, we evaluate opportunites with other financial institutions. Thus, at any time, discussions, negotiations and due diligence activities concerning potential transactions may occur.

From time to time, the Company may also purchase stock from shareholders who have indicated a desire to sell their stock. Given the Company's excess capital levels, such transactions not only provide liquidity for the Company's stock, but improve the returns for all remaining shareholders.

Assuming that the Bank continues to grow with a risk-weighted asset mix consistent with its historical experience, and that it has reasonable earnings and maintains asset quality, our capital will approach the minimum limits to be well-capitalized when our assets are approximately $108 million. While there are no assurances that we will continue to experience rapid growth, we must anticipate such growth and make plans for sufficient capital to support it. We have developed capital growth plans that anticipate establishing a $3.5 million credit facility in 2000. As capital is required at the bank level to support asset growth, the Company will borrow sufficient funds against the credit facility and contribute them to the Bank to maintain its "well-capitalized" status for at least the next 12 months. Applications have been submitted to three correspondent banks that have expressed an interest in providing this credit facility, however terms have not been negotiated.

Liquidity

We monitor the Bank's liquidity position daily, and the asset review committee reviews a liquidity management report on a weekly basis. The liquidity management report reflects the Bank's results against policy guidelines and the Bank's unfunded commitments and capital position. The reports reflect funding capacity projections based on capital limits and policy limits assuming no further local market deposit growth (a worst case scenario). As of March 31, 2000, we had unfunded loan commitments totaling $4.3 million.

We intend to manage loan growth so that deposit flows will provide the primary funding for all loans as well as cash reserves for working capital. We will continue to seek cost effective alternative funding sources for both the short and long term, if local deposit growth does not keep pace with local loan demand. These funding sources may include institutional certificates of deposit.

We consider the Bank's internal and external liquidity resources to be adequate to handle expected growth and normal cash flow demands from existing deposits and loans. For the quarter ended March 31, 2000, deposit growth exceeded loan growth by $800 thousand. Securities held-to-maturity remained unchanged at $1.9 million. Securities available-for-sale increased by $1.4 million to $14.2 million. At March 31, 2000, the weighted average life of our securities portfolio was 6.3 years with a weighted average tax equivalent yield of 6.24%. All of the Bank's investment securities are eligible as collateral for borrowings under either repurchase agreements with our correspondent banks or advances from the Federal Home Loan Bank ("FHLB"). At March 31, 2000, securities totaling $2.5 million were pledged as collateral for FHLB advances.

Net deposit growth, federal funds sold and marketable securities provide the primary liquidity resource for loan disbursements and Bank working capital. The Bank's investment securities portfolio provides liquidity in the form of financing through master repurchase agreements executed with correspondent banks. At quarter end, the funds available for liquidity purposes consisted of $14.0 million in securities (eligible for sale under repurchase agreements), plus Federal funds sold and other short-term bank deposits of $3.3 million, for a total of $17.3 million. Under these repurchase agreements, margin requirements range from 3% to 10% of the current market value of the underlying security, and the borrowing rate tends to have a spread of approximately 25 to 40 basis points over the Federal funds sold rate. The repurchase agreements allow us to raise funds out of the total securities portfolio without being forced to sell the securities and recognize gains or losses as a result of the sale. In addition to these sources of funds, the Bank has unsecured Federal funds purchase lines of credit totaling $4.5 million, all of which were available at quarter end. Our correspondent banks may revoke these lines at any time.

FHLB membership provides an additional source of liquidity through credit programs, which can provide term funding for up to 10 years and, in qualified programs, up to 20 years. On February 11, 2000, the Bank borrowed an additional $2.0 million from the FHLB. The additional $2.0 million is a two-year advance that carries a floating interest rate equal to one month LIBOR minus .12% and reprices monthly. The initial rate was 5.77%. At March 31, 2000, the Bank had a total of $10.0 million in advances outstanding with the FHLB. We have assigned $14.1 million in eligible residential first mortgage and commercial real estate loans and $2.1 million in marketable securities to the FHLB as collateral for this financing.

The FHLB has call options on $7.0 million of its advances to the Bank. If call options are exercised on any of the advances, they will be converted into a three-month LIBOR-based floating rate advance at the three-month LIBOR rate. The most likely reason that the FHLB would call the advances would be if interest rates rose sufficiently to present better investment alternatives for the FHLB. In the event of a call, we will evaluate funding alternatives, in light of the Bank's interest rate risk profile at the time.

RESULTS OF OPERATIONS

Net Earnings

The Company had net earnings of $161,729 ($0.23 per share) for the three months ended March 31, 2000. This compares to net earnings of $100,188 ($0.14 per share) for the three months ended March 31, 1999. Income before income taxes in the first quarter of 2000 improved over the same period in 1999 by $84,135 (57%) to $232,861.

Net Interest Income

Net interest income increased $177,175 (29%) to $797,638 for the three months ended March 31, 2000. This was primarily due to the 33% increase in average earning assets from $56.8 million in first quarter 1999 to $75.5 million for the first quarter of 2000. The net yield on average earning assets, before the provision for loan losses, was 4.24% for 2000. This compares to 4.43% for 1999. The Bank's cost of funds has risen 19 basis points, while its yield on earning assets has remained constant. The percentage of average earning assets funded by interest bearing liabilities remained at 87%, while loans as a percent of earning assets declined 1.6% to 73.5%.

Summary of Loan Loss Experience

                                                                           Three months     Three months
                                                                              ended            ended
                                                                             3/31/00          3/31/99
                                                                             -------          -------

Allowance for possible loan losses at the beginning of the quarter       $     684,131          569,185
Charge-offs:
    Real estate - mortgage                                                        -                -
    Consumer loans                                                              22,590           20,193
                                                                            ----------       ----------
    Total                                                                       22,590           20,193
                                                                            ----------       ----------
Recoveries:
    Real estate - mortgage                                                        -                -
    Consumer loans                                                               4,502           10,138
                                                                            ----------       ----------
    Total                                                                        4,502           10,138
                                                                            ----------       ----------
Net charge-offs:                                                                18,088           10,055
Additions charged to operations                                                 31,610           57,600
                                                                            ----------       ----------
Balance at end of quarter                                                      697,653          616,730
Average loans outstanding, net of unearned income                         $ 55,626,012       42,784,599
Ratio of net charge-offs to average loans                                        0.03%            0.02%

The provision for loan losses was $31,610 in the first quarter of 2000, representing a $25,990 decrease from the provision for the same period in 1999.

On a quarterly basis, we evaluate the history of the Bank's loan charge-offs and review the credit risk in the Bank's loan portfolio. Based on the results of these reviews, we evaluate the adequacy of the allowance for possible loan losses. This evaluation considers historical loan losses by risk grade under each major category of loans, i.e., commercial, real estate and consumer. It also considers current portfolio risk, industry concentrations and the uncertainty associated with changing economic conditions.

In addition, management performs an on-going loan review process. All new loans are risk rated under loan policy guidelines. On a monthly basis, we evaluate the composite risk ratings in a model that assesses the adequacy of the current allowance for loan losses. This evaluation is presented to the board of directors each month. Management performs loan reviews for compliance with underwriting policy on new loans and presents the review results in the weekly asset review committee meeting. Past due loans are reviewed weekly, and large loans are reviewed periodically. Risk ratings may be changed if it appears that new loans may not have received the proper initial grading or, if on existing loans, credit conditions have improved or worsened.

We expect to incur losses on loans from time to time when borrowers' financial conditions deteriorate. Where feasible, loans charged down or charged off will continue to be collected. We consider the quarter end allowance adequate to cover potential losses in the loan portfolio.

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

The approximate anticipated amount of charge-offs for 2000 by risk grade assigned at the time of loan origination is:

                                         Projected
                           Grade        Charge-offs
                           -----        -----------
                             1                -
                             2                   92
                             3               32,007
                             4               31,661
                             5                8,622
                             6                8,637
                             7                -
                             8                -
                                             ------
                           Total             81,019
                                             ======

Risk Elements

                                                       March 31, 2000         March 31, 1999
                                                       --------------         --------------
Nonaccrual, Past Due and Restructured Loans
-------------------------------------------
Nonaccrual loans                                         $  158,525                 86,733
Accruing loans contractually past due 90 days or more    $     -                      -
Troubled debt restructurings                             $  245,252                 96,806

The amount of interest that would have been included in income on the above non-accrual loans if they had been current in accordance with their original terms was $4,373 in 2000 and $5,159 in 1999. The amount of interest that was included in interest income on the above loans was $0 in 2000 and $2,282 in 1999.

The Bank's policy is to place loans on non-accrual status when it appears that the collection of principal and interest in accordance with the terms of the loan is doubtful. Any loan that becomes 90 days past due as to principal or interest is placed on non-accrual, unless corrective action is certain and imminent.

Non-interest Income and Expenses

Non-interest income decreased $9,603 (10%) for the three months ended March 31, 2000 from the same period of 1999. This was due primarily to the lack of demand for mortgage loans, which caused an 85% decrease in mortgage origination fees from $33,654 in 1999 to $4,915 in 2000. Service charges on deposit accounts increased $7,574 (18%) to $50,787.

Non-interest expenses increased $109,428 (21%) to $624,103 for the three months ended March 31, 2000 from the same period for 1999. The lower growth rate of non-interest expenses relative to the earning asset growth rate of 33% indicates that our operating efficiencies continue to improve.

Salaries and benefits for the three months ended March 31, 2000 increased $61,674 (23%) to $330,393 from the same period in 1999. This is due to the growth in the number of full-time-equivalent employees and increases in the costs of employee benefits. The number of employees grew from 31 at the end of the first quarter of 1999 to 38 at the end of the first quarter of 2000. Occupancy costs remained stable at $87,781 in 2000 versus $87,988. However, occupancy costs are expected to increase over the remainder of the year with the opening of the West Rome office and the main office expansion.

Other operating expenses increased $47,961 (30%) to $205,930. One of the more significant items of other operating expenses was the expense associated with the monthly accrual of board fees under the terms of the directors stock incentive plan approved in October 1999. The remainder of the increase is attributable to the higher volume of business associated with advertising and marketing costs, data processing costs, and supplies. We continue to focus on improving operating expense efficiencies, through the use of current banking technologies, outsourcing solutions and human resource training and development.

Interest Rate Sensitivity

Improvement in the Company's earnings depends upon continued earning asset growth, good asset quality and a relatively stable economic environment. We feel it is reasonable for the Bank to continue to experience steady earning asset growth as long as interest rates remain relatively stable.

We use a third party interest rate risk analysis product, which quantifies the amount of risk to the net interest margin and to the current market value of equity. It produces a composite analysis of several approaches including GAP analysis, rate shocks in 100-point increments up and down 400 basis points, and simulation modeling.

As with any model, many assumptions have to be made about the repricing attributes of the Bank's assets and liabilities. Where industry experience seems appropriate, such assumptions are used. Given the extremely competitive market for the public's investing and savings dollars, the "basis risk", or lack of correlation between changes in the yields on U.S. Treasury securities and customer deposit rates, seems to be increasing. In other words, if the one-year T-bill falls in yield by 100 basis points, it is unlikely that one-year time deposits will roll down by 100 basis points at maturity. This uncertainty increases the uncertainty about the conclusiveness of the interest rate risk models.

The asset/liability committee monitors the Bank's exposure to interest rate risk on a quarterly basis. As of its most recent review, the effect of an immediate and simultaneous change in interest rates, either up or down by 200 basis points, on our net interest income and on our economic value of equity was calculated to be within policy limits. The net interest income policy limit specifies that the amount of adverse impact to net interest income due to interest rate risk is limited to no more than 10% of projected net interest income for the following 12 months, assuming a 200 basis point change in interest rates. The economic value of equity policy limit specifies that the adverse effect of a similar rate change on the economic value of equity is limited to no more than 25% of our current capital.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no material, pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 2.  Changes in Securities.

         (a)      Not applicable.

         (b)      Not applicable.

         (c)      Not applicable

         (d)      Not applicable

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

10.2 *Greater Rome Bancshares, Inc. 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-KSB for the year-ended December, 31, 1995).

10.3   *Form of Incentive Stock Option Agreement (Incorporated by reference to
       Exhibit 10.13 of the Company's Annual Report on Form 10-KSB for the year-ended December 31, 1996).

10.4 *Form of Stock Option Award to Non-employee Directors (Incorporated by reference to Appendix A to the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders held May 15, 1997).

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

10.7 *Greater Rome Bancshares, Inc. Board of Directors Compensation Program, dated October 14, 1999.(Incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-KSB for the year-ended December 31,
       1999).

10.8 *Executive Supplemental Retirement Plan Agreement between the Bank and E. Grey Winstead, III dated January 13, 2000.

27.1   Financial Data Schedule (for S.E.C. use only).

---------------------------------
* Indicates a management contract or compensatory arrangement.

(b)  Reports on Form 8-K
     No reports on Form 8-K were filed during the first quarter of the year-ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GREATER ROME BANCSHARES, INC.



Date:  May 5, 2000                 By:/s/ Thomas D. Caldwell, III
                                      ---------------------------
                                      Thomas D. Caldwell, III
                                      President, Chief Executive Officer


                                   By:/s/ E. Grey Winstead, III
                                      ---------------------------
                                      E. Grey Winstead, III
                                      Principal Financial and Accounting Officer

                          GREATER ROME BANCSHARES, INC.

            Form 10-QSB for the quarterly period ended March 31, 2000

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

    10.3  *Form of Incentive Stock Option Agreement(Incorporated by reference to Exhibit 10.13 of
          of the Company's Annual Report on Form 10-KSB for the year-ended December 31, 1996).               N/A

    10.4  *Form of Stock Option Award to Non-employee Directors (Incorporated by reference to
          Appendix A to the Company's Proxy Statement for the 1997 Annual Meeting of the Shareholders
          held May 15, 1997).                                                                                N/A

    10.5  *Employment Agreement between the Company and E. Grey Winstead, III dated September 1, 1997.
          (Incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-QSB
          for the quarter ended September 3, 1997).                                                          N/A

    10.6  *Executive Supplemental Retirement Plan Agreement between the Bank and Thomas D. Caldwell,III dated December 28, 1998. (Incorporated by reference to Exhibit 10.6 of the Company's Quarterly
          Report on Form 10-QSB for the quarter ended March 31, 1999).                                       N/A

    10.7  *Greater Rome Bancshares, Inc. Board of Directors Compensation Program, dated October 14,
          1999 (Incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-KSB
          for the year-ended December 31, 1999).                                                             N/A

    10.8  *Executive Supplemental Retirement Plan Agreement between the Bank and E.Grey Winstead, III
          dated January 13, 2000.                                                                             1

    27.1  Financial Data Schedule (for S.E.C. use only).

---------------------------------
* Indicates a management contract or compensatory arrangement.