Form 10QSB
period 2000-06-30
GREATER ROME BANCSHARES INC
filed 2000-08-11
CIK 928484

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2000

         Transition report under Section 13 or 15(d) of the Exchange Act
---      For the transition period from                 to
                                        ---------------   ---------------

                           Commission File No. 0-28280

                          GREATER ROME BANCSHARES, INC.
                          -----------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

         Georgia                                          58-2117940
        --------                                          ----------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

   1490 Martha Berry Blvd
        Rome, Georgia                                       30165
   ----------------------                                   -----
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

     699,550 shares of common stock, $.01 par value per share, were issued and outstanding as of July 31, 2000.

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

                          GREATER ROME BANCSHARES, INC.

                           Consolidated Balance Sheets
                                   (Unaudited)
                       June 30, 2000 and December 31, 1999

                                         Assets
                                         ------

                                                                            2000             1999
                                                                            ----             ----
Cash and due from banks, including reserve
     requirements of $238,000 in 2000 and $194,000 in 1999        $     1,826,117        1,882,436
Federal funds sold                                                      3,415,000        2,889,000
Interest bearing deposits                                                 105,837          258,216
                                                                       ----------       ----------
             Cash and cash equivalents                                  5,346,954        5,029,652

Securities available for sale                                          14,848,684       12,863,973
Securities held to maturity                                             1,879,328        1,878,932
Loans, net                                                             60,338,796       55,090,512
Premises and equipment, net                                             2,942,108        2,811,150
Bank owned life insurance                                               1,238,694        1,208,251
Federal Home Loan Bank Stock                                              500,000          450,000
Accrued interest receivable and other assets                            1,224,990        1,079,661
                                                                       ----------       ----------
                                                                  $    88,319,554       80,412,131
                                                                       ==========       ==========

                         Liabilities and Stockholders' Equity
                         ------------------------------------
Deposits:
    Demand                                                        $     8,847,969        8,244,704
    Interest bearing demand                                             5,445,518        5,396,309
    Savings                                                            10,999,816        9,560,218
    Time                                                               32,901,406       28,624,343
    Time, over $100,000                                                10,085,006       11,397,949
                                                                       ----------       ----------
               Total deposits                                          68,279,715       63,223,523

Federal Home Loan Bank borrowings                                      10,000,000        8,000,000
Securities sold under repurchase agreement                              2,000,000        1,500,000
Accrued interest payable and other liabilities                            475,021          388,875
                                                                       ----------       ----------
                        Total liabilities                              80,754,736       73,112,398
                                                                       ----------       ----------
Commitments
Stockholders' equity:
    Preferred stock, par value $1.00 per share; 100,000 shares
               authorized; no shares issued or outstanding                  -                -
    Common stock, par value $.01 per share; 10,000,000
               shares authorized; 699,550 shares issued and
               outstanding in 2000 and 701,600 in 1999                      6,996            7,016
    Additional paid-in capital                                          6,925,806        6,946,101
    Accumulated earnings                                                  849,028          507,432
    Accumulated other comprehensive income (loss)                        (217,012)        (160,816)
                                                                       ----------       ----------
                        Total stockholders' equity                      7,564,818        7,299,733
                                                                       ----------       ----------
                                                                  $    88,319,554       80,412,131
                                                                       ==========       ==========

 See accompanying notes to consolidated financial statements.

                          GREATER ROME BANCSHARES, INC.

         Consolidated Statements of Operations and Comprehensive Income
                                   (Unaudited)
       For each of the Six and Three Months Ended June 30, 2000 and 1999

                                                                 Six Months      Six Months      Three Months    Three Months
                                                                    Ended           Ended           Ended             Ended
                                                                June 30, 2000   June 30, 1999   June 30, 2000    June 30, 1999
                                                                -------------   -------------   -------------    -------------
Interest income:
    Interest and fees on loans                               $     2,751,140      2,085,913        1,426,472        1,074,660
    Interest and dividends on investments                            497,107        317,344          260,452          149,820
    Interest on federal funds sold and deposits with other banks     110,653         91,051           50,523           63,046
                                                                   ---------      ---------        ---------        ---------
      Total interest income                                        3,358,900      2,494,308        1,737,447        1,287,526
                                                                   ---------      ---------        ---------        ---------
Interest expense:
    Time deposits                                                  1,168,433        878,122          604,909          446,058
    Savings deposits                                                 197,705        137,652          108,939           71,936
    Interest bearing demand deposits                                  59,934         41,242           29,992           22,233
    Other                                                            310,929        159,263          169,346           89,733
                                                                   ---------      ---------        ---------        ---------
      Total interest expense                                       1,737,001      1,216,279          913,186          629,960
                                                                   ---------      ---------        ---------        ---------

      Net interest income                                          1,621,899      1,278,029          824,261          657,566
Provision for loan losses                                             78,782        115,200           47,172           57,600
                                                                   ---------      ---------        ---------        ---------
      Net interest income after provision for loans losses         1,543,117      1,162,829          777,089          599,966
                                                                   ---------      ---------        ---------        ---------
Other income:
    Service charges                                                  109,268         93,076           58,481           49,863
    Other                                                             92,204        106,457           52,055           49,131
                                                                   ---------      ---------        ---------        ---------
      Total other income                                             201,472        199,533          110,536           98,994
                                                                   ---------      ---------        ---------        ---------
Other expenses:
    Salaries and employee benefits                                   660,389        533,602          329,996          264,883
    Occupancy                                                        177,719        169,608           89,939           81,620
    Other operating                                                  405,642        327,344          199,712          169,375
                                                                   ---------      ---------        ---------        ---------
      Total other expenses                                         1,243,750      1,030,554          619,647          515,878
                                                                   ---------      ---------        ---------        ---------

      Income  before income taxes                                    500,839        331,808          267,978         1 83,082

Income tax expense                                                   151,859        101,682           80,727           53,144
                                                                   ---------      ---------        ---------        ---------
      Net earnings                                           $       348,980        230,126          187,251          129,938
                                                                   =========      =========        =========        =========
Other comprehensive income (loss):
    Unrealized losses on securities available for sale arising during  period, net of tax benefit of $34,384, $58,133,
       $10,801 and $50,442 respectively                              (56,196)       (95,010)         (17,651)         (82,440)
                                                                   ---------      ---------        ---------        ---------
Comprehensive income                                         $       292,784        135,116          169,600           47,498
                                                                   =========      =========        =========        =========
Basic earnings per share                                     $          0.50           0.33             0.27             0.19
                                                                   =========      =========        =========        =========
Diluted net earnings per share                               $          0.48           0.32             0.26             0.18
                                                                   =========      =========        =========        =========

See accompanying notes to consolidated financial statements.

                          GREATER ROME BANCSHARES, INC.

                     Consolidated Statements of Cash Flows
                                   (Unaudited)
            For each of the Six Months Ended June 30, 2000 and 1999

                                                                                     2000             1999
                                                                                     ----             ----
Cash flows from operating activities:
     Net earnings                                                         $         348,980          230,126
     Adjustments to reconcile net earnings to net cash
         provided by operating activities:
         Depreciation, amortization and accretion                                    82,274          106,068
         Provision for loan losses                                                   78,782          115,200
         Change in:
            Interest receivable and other assets                                   (141,388)         (90,125)
            Interest payable and other liabilities                                   86,146          (24,400)
                                                                                  ---------        ---------
         Net cash provided by operating activities                                  454,794          336,869
                                                                                  ---------       ----------

Cash flows from investing activities:
     Proceeds from maturities and calls of securities available for sale            768,912        1,970,043
     Proceeds from maturities and calls of securities held to maturity                 -             531,687
     Purchases of securities available for sale                                  (2,827,520)      (1,911,868)
     Purchase of FHLB stock                                                         (50,000)            -
     Redemption of FHLB stock                                                          -             209,200
     Purchase of bank owned life insurance                                             -            (350,000)
     Net increase in loans                                                       (5,327,065)      (5,132,870)
     Purchases of premises and equipment                                           (230,310)         (36,047)
                                                                                  ---------        ---------
         Net cash used by investing activities                                   (7,665,983)      (4,719,855)
                                                                                  ---------        ---------

Cash flows from financing activities:
     Net change in demand and savings deposits                                    2,092,071        2,614,965
     Net change in time deposits                                                  2,964,120        3,957,029
     Net change in FHLB borrowings                                                2,000,000        1,000,000
     Net change in securities sold under repurchase agreements                      500,000             -
     Net change in federal funds purchased                                             -            (500,000)
     Common stock repurchased and retired                                           (27,700)            -
                                                                                  ---------        ---------
         Net cash provided by financing activities                                7,528,491        7,071,994
                                                                                  ---------        ---------

Net change in cash and cash equivalents                                             317,302        2,689,008

Cash and cash equivalents at beginning of period                                  5,029,652        4,509,810
                                                                                  ---------        ---------
Cash and cash equivalents at end of period                                $       5,346,954        7,198,818
                                                                                  =========        =========

Supplemental disclosures of cash flow information:
         Cash paid during the year for:
                   Interest                                               $       1,712,776        1,240,131
                   Income taxes                                           $         146,246          118,064
                   Transfer of held-to-maturity securities to
                          available-for-sale                                           -           4,391,683
Non cash investing and financing activities:
         Change in unrealized gain on sale of securities available for sale$        (90,580)        (153,143)

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

The Bank is a commercial bank that serves Floyd County, including Rome, Georgia, a community located approximately 50 miles north of metropolitan Atlanta. The Bank is chartered and regulated by the State of Georgia Department of Banking and Finance and is insured and subject to regulation by the Federal Deposit Insurance Corporation.

Basis of Presentation
---------------------
The consolidated financial statements include the accounts of the Company and the Bank. All intercompany accounts and transactions have been eliminated in consolidation.

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

Net Earnings Per Share
----------------------
Basic earnings per share are based on the weighted average number of common shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for the periods presented in the financial statements were calculated as follows:

                                     Six months ended June 30, 2000           Three months ended June 30, 2000
                                     ------------------------------           --------------------------------
                                   Net          Common      Per Share        Net          Common      Per Share
                                 Earnings       Shares        Amount       Earnings       Shares        Amount
                                 --------       ------      ---------      --------       ------      ---------
Basic earnings per share         $348,980       701,225        $0.50       $187,251       700,850        $0.27

Effect of stock options                          30,328                                    32,810
                                                 ------                                    ------

Diluted earnings per share       $348,980       731,553        $0.48       $187,251       733,660        $0.26
                                 ========       =======        =====       ========       =======        =====


                                     Six months ended June 30, 1999           Three months ended June 30, 1999
                                     ------------------------------           --------------------------------
                                   Net          Common      Per Share        Net          Common      Per Share
                                 Earnings       Shares        Amount       Earnings       Shares        Amount
                                 --------       ------      ---------      --------       ------      ---------
Basic earnings per share         $230,126       701,600        $0.33       $129,938       701,600        $0.19

Effect of stock options                          16,674                                    16,674
                                                 ------                                    ------

Diluted earnings per share       $230,126       718,274        $0.32       $129,938       718,274        $0.18
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

Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from the results in the forward-looking statements. Facts that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

     (1) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted;
     (2) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;
     (3) inflation, interest rate, market and monetary fluctuations;
     (4) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users;
     (5) changes in consumer spending, borrowing and saving habits;
     (6) technological changes;
     (7) acquisitions;
     (8) the ability to increase market share and control expenses;
     (9) the effect of changes in laws andregulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiary must comply;
    (10) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board;
    (11) changes in the Company's organization, compensation and benefit plans;
    (12) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and
    (13) the Company's success at managing the risks involved in the foregoing.

Forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect the occurrence of unanticipated events.

FINANCIAL CONDITION

As of June 30, 2000, the Company had $88.3 million in total assets, up $7.9 million over year-end 1999. Total deposits increased $5.1 million over year-end 1999 to $68.3 million. Net loans outstanding increased $5.2 million over year-end 1999 to $60.3 million. All of the Bank's growth in deposits and loans has come from the local market. We attribute this growth to a relatively stable local economy combined with competitive banking services delivered by a locally owned and operated community bank. The Bank is the only locally owned and operated community bank in its market, which has been dominated by regional banks and fragmented by credit unions over the past several years.

In the second quarter of 2000, the Bank finished construction of its second branch banking facility, the West Rome office, at 2518 Shorter Avenue in Rome. The West Rome office opened for business in May 2000. It is a full service branch office of approximately 1,600 square feet with two drive-up banking lanes and a drive-up ATM. The site is located approximately four miles west of our main office.

The West Rome site was acquired for $185 thousand. The total cost of the building and site work was originally estimated to be approximately $576 thousand. The actual cost of the facility, including site work, furniture, fixtures and equipment was $580 thousand. We project that the new office should be making a contribution to earnings after twenty-four months of operations and should position the Bank to more fully service the greater Rome market.

In addition to the West Rome branch facility, we also plan to begin construction on a 4,265 square foot main office expansion in the fourth quarter of 2000. The cost of the expansion, including furniture, fixtures and equipment and modification of existing facilities is expected to be approximately $600 thousand. Bids for construction of the main office expansion are currently being solicited.

The banking industry continues to experience competition from non-banks for deposit and investment type products. Competition for local deposit dollars continues to put upward pressure on the cost of deposits. In the current market environment, management has found that the Bank can borrow term funds from wholesale resources at rates that are competitive with the cost of local certificates of deposit. Our asset/liability management committee has adopted policies designed to diversify funding sources if local market deposits become less available and even more costly. Within limits, the Bank may obtain funding from brokered certificates of deposit and other forms of wholesale borrowing, such as the Federal Home Loan Bank and term repurchase agreements. These policies should allow us to continue to meet the local market's credit demands while providing the flexibility to obtain funding from various sources at optimum rates. While this policy provides greater funding flexibility, we continue to place primary funding emphasis on local deposit growth. As of June 30, 2000, the Bank had no brokered deposits.

Capital

At June 30, 2000, the Bank's capital position was in excess of FDIC guidelines to qualify as "well capitalized". Based on the level of the Bank's risk weighted assets at quarter end, we had $1.6 million more capital than necessary to satisfy the "well-capitalized" criteria. The Bank's capital adequacy is monitored quarterly by the asset/liability committee. At these quarterly meetings, the committee develops strategies for the Bank's asset and liability growth, mix and pricing.

We continue to evaluate opportunities to deploy this excess capital in order to improve shareholder returns. As a routine part of our business, we evaluate opportunities with other financial institutions. Thus, at any time, discussions, negotiations and due diligence activities concerning potential transactions may occur.

From time to time, the Company may also purchase stock from shareholders who have indicated a desire to sell their stock. Given the Company's excess capital levels, such transactions not only provide liquidity for the Company's stock, but also improve the returns for all remaining shareholders. During the second quarter of 2000, the Company had purchased and retired 2,050 shares of stock from shareholders.

Assuming that the Bank continues to grow with a risk-weighted asset mix consistent with its historical experience, and that it has reasonable earnings and maintains asset quality, our capital will approach the minimum limits to be well capitalized when our assets are approximately $109 million. While there are no assurances that we will continue to experience rapid growth, we must anticipate such growth and make plans for sufficient capital to support it. We have developed capital growth plans that anticipate establishing a $2.0 million credit facility in 2000. In July 2000, the Company received a commitment from one of its correspondent banks for a $2.0 million credit line with a two-year revolving period and a five-year even amortization thereafter. Interest will be paid quarterly for the first two years. After the second year, principal and interest will be paid quarterly. As capital is required at the bank level to support asset growth, the Company will borrow sufficient funds against the credit facility and contribute them to the Bank to maintain its "well-capitalized" status for at least the next 12 months.

Liquidity

We monitor the Bank's liquidity position daily, and the asset review committee reviews a liquidity management report on a weekly basis. The liquidity management report reflects the Bank's results against policy guidelines and the Bank's unfunded commitments and capital position. The reports reflect funding capacity projections based on capital limits and policy limits assuming no further local market deposit growth (a worst case scenario). As of June 30, 2000, we had unfunded loan commitments totaling $5.5 million.

We intend to manage loan growth so that deposit flows will provide the primary funding for all loans as well as cash reserves for working capital. We will continue to seek cost effective alternative funding sources for both the short and long term, if local deposit growth does not keep pace with local loan demand. These funding sources include non-local institutional certificates of deposit. At June 30, 2000, non-local institutional certificates of deposits totaled $803 thousand.

We consider the Bank's internal and external liquidity resources to be adequate to handle expected growth and normal cash flow demands from existing deposits and loans. For the six months ended June 30, 2000, loan growth exceeded deposit growth by $200 thousand. Securities held-to-maturity remained unchanged at $1.9 million. Securities available-for-sale increased by $2.0 million to $14.8 million. At June 30, 2000, the weighted average life of our securities portfolio was 5.2 years with a weighted average tax equivalent yield of 6.26%. All of the Bank's investment securities are eligible as collateral for borrowings under either repurchase agreements with our correspondent banks or advances from the Federal Home Loan Bank ("FHLB"). At June 30, 2000, securities totaling $2.1 million were pledged as collateral for $2.0 million borrowed through the master repurchase agreement with the Bankers Bank.

Net deposit growth, federal funds sold and marketable securities provide the primary liquidity resource for loan disbursements and Bank working capital. The Bank's investment securities portfolio provides liquidity in the form of financing through master repurchase agreements executed with correspondent banks. At quarter end, the funds available for liquidity purposes consisted of $12.5 million in securities (eligible for sale under repurchase agreements), plus Federal funds sold and other short-term bank deposits of $3.5 million, for a total of $16.0 million. Under these repurchase agreements, margin requirements range from 3% to 10% of the current market value of the underlying security, and the borrowing rate tends to have a spread of approximately 25 to 40 basis points over the Federal funds sold rate. The repurchase agreements allow us to raise funds out of the total securities portfolio without being forced to sell the securities and recognize gains or losses as a result of the sale. In addition to these sources of funds, the Bank has unsecured Federal funds purchase lines of credit totaling $4.5 million, all of which were available at quarter end. Our correspondent banks may revoke these lines at any time.

FHLB membership provides an additional source of liquidity through credit programs, which can provide term funding for up to 10 years and, in qualified programs, up to 20 years. At June 30, 2000, the Bank had a total of $10.0 million in advances outstanding with the FHLB. We have assigned $15.2 million in eligible residential first mortgage and commercial real estate loans and $2.1 million in marketable securities to the FHLB as collateral for this financing.

The FHLB currently has call options on $6.0 million of its advances to the Bank. If call options are exercised on any of the advances, they will be converted into a three-month LIBOR-based floating rate advance at the three-month LIBOR rate. The most likely reason that the FHLB would call the advances would be if interest rates rose sufficiently to present better investment alternatives for the FHLB. In the event of a call, we evaluate funding alternatives, in light of the Bank's interest rate risk profile at the time. In June 2000, the FHLB exercised its call option on one of the Bank's advances of $1 million. The Bank replaced that advance with a $1 million daily rate credit advance that matures in third quarter 2000.

RESULTS OF OPERATIONS

The Company had net earnings of $348,980 ($.50 per share) for the six months ended June 30, 2000 and $187,251 ($0.27 per share) for the three months ended June 30, 2000. This compares to net earnings of $230,126 ($.33 per share) for the six months ended June 30, 1999 and $129,938 ($0.19 per share) for the three months ended June 30, 1999. Income before income taxes in the first six months of 2000 improved over the same period in 1999 by $169,031 (51%) to $500,839.

Net Interest Income

Net interest income increased $343,870 (27%) to $1,621,899 for the six months ended June 30, 2000 and increased $166,695 (25%) to $824,261 for the three months ended June 30, 2000, as compared to the same periods in the prior year. Average earning assets increased 30% to $77.1 million in first six months of 2000 as compared to the same period in 1999. The net yield on average earning assets, before the provision for loan losses, was 4.24% for the six months ended June 30, 2000. This compares to 4.36% for the same period in 1999. The Bank's cost of funds has risen 37 basis points in the first six months of 2000 as compared to the same period in 1999. The percentage of average earning assets funded by interest bearing liabilities increased 0.1% to 87.6%, while loans as a percent of earning assets declined 0.5% to 74.2%.

Summary of Loan Loss Experience

                                                Six months       Six months      Three months     Three months
                                                   ended           ended            ended             ended
    Allowance for possible loan losses            6/30/00         6/30/99          6/30/00           6/30/99
    ----------------------------------            -------         -------          -------           -------
Balance at the beginning of the period       $    684,131         569,185          697,653           616,730
Charge-offs:
    Real estate - mortgage                           -               -                -                 -
    Consumer loans                                 36,647          29,834           14,057             9,641
                                                  -------         -------          -------           -------
    Total                                          36,647          29,834           14,057             9,641
                                                  -------         -------          -------           -------
Recoveries:
    Real estate - mortgage                           -               -                -                 -
    Consumer loans                                 18,458          21,220           13,956            11,082
                                                  -------         -------          -------           -------
    Total                                          18,458          21,220           13,956            11,082
                                                  -------         -------          -------           -------
Net charge-offs (recoveries):                      18,189           8,614              101            (1,441)
Additions charged to operations                    78,782         115,200           47,172            57,600
                                                  -------         -------          -------           -------
Balance at end of period                     $    744,724         675,771          744,724           675,771
                                                  =======         =======          =======           =======
Average loans outstanding                    $ 57,253,347      44,219,215       59,001,991        45,749,107
Ratio of net charge-offs to average loans           0.03%           0.02%            0.00%             0.00%

The provision for loan losses was $78,782 in the first six months of 2000, representing a $36,418 decrease from the provision for the same period in 1999.

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

The approximate anticipated amount of charge-offs for 2000 by risk grade assigned at the time of loan origination is:

                                    Projected
                      Grade        Charge-offs
                      -----        -----------
                        1               -
                        2                 92
                        3             32,007
                        4             31,661
                        5              8,622
                        6              8,637
                        7               -
                        8               -
                                      ------
                      Total           81,019
                                      ======

Risk Elements

                                                                 June 30, 2000          June 30, 1999
                                                                 -------------          -------------
Nonaccrual, Past Due and Restructured Loans
-------------------------------------------
Nonaccrual loans                                             $       322,417                 79,250
Accruing loans contractually past due 90 days or more        $          -                      -
Troubled debt restructurings                                 $       102,308                 96,806

The amount of interest that would have been included in income on the above non-accrual loans if they had been current in accordance with their original terms was $10,241 in 2000 and $3,492 in 1999. The amount of interest that was included in interest income on the above loans was $0 in 2000 and $999 in 1999.

The Bank's policy is to place loans on non-accrual status when it appears that the collection of principal and interest in accordance with the terms of the loan is doubtful. Any loan that becomes 90 days past due as to principal or interest is placed on non-accrual, unless corrective action is certain and imminent.

Non-interest Income and Expenses

Non-interest income increased $1,939 (1%) to $201,472 for the six months ended June 30, 2000 and increased $11,542 (12%) to $110,536 for the three months ended June 30, 2000, as compared to the same periods of 1999. Service charges on deposit accounts increased $16,192 (17%) to $109,268 for the first six months of 2000 and increased $8,618 (17%) to $58,481 for the three months ended June 30, 2000 as compared to the same period in 1999. Significant items in other income are mortgage origination fees and bank-owned life insurance income. Mortgage origination fees declined 52% for the first six months of 2000 to $28,203 as compared to 1999. This was due primarily to the lack of demand for mortgage loans caused by higher interest rates. However, for the three months ended June 30, 2000, mortgage demand increased from the first quarter and origination fees were $23,288, which was a 5% decline from the same period in 1999. Bank-owned life insurance income increased to $30,443 (72%) for the six months ended June 30, 2000 and increased $6,464 (74%) for the three months ended June 30, 2000. This increase is due to the purchase of $470,000 of additional bank-owned life insurance in the last quarter of 1999.

Non-interest expenses increased $213,195 (21%) to $1,243,750 for the six months ended June 30, 2000 and $103,769 (20%) to $619,647 for the three months ended June 30, 2000, from the same periods in 1999. The lower growth rate of non-interest expenses relative to the earning asset growth rate of 30% indicates that our operating efficiencies continue to improve.

Salaries and benefits for the six months ended June 30, 2000 increased $126,787 (24%) to $660,389 and increased $65,113 (25%) to $329,996 for the three months ended June 30, 2000 from the same periods in 1999. This is due to the growth in the number of full-time-equivalent employees and increases in the costs of employee benefits. The number of employees grew from 31 at June 30, 1999 to 38 at June 30, 2000. Occupancy costs increased 5% to $177,719 for the first six months of 2000, and 10% to $89,939 for the three months ended June 30, 2000 over the same periods in 1999. Occupancy costs are expected to continue to increase over the remainder of the year with the opening of the West Rome office.

Other operating expenses increased $78,298 (24%)to $405,642 for the six months ended June 30, 2000, and $30,337 (18%) to $199,712 for the three months ended June 30, 2000, as compared to the same periods in 1999. Under the terms of the Directors Stock Incentive Plan approved in October 1999, board fees were $21,451 for the six months ended June 30, 2000, and the Company will issue the directors 2,326 shares of stock based on their election under the program. No board fees were accrued in the first half of 1999. The remainder of the increase can be attributed to the higher volume of business associated with advertising and marketing costs, data processing costs, and supplies. We continue to focus on improving operating expense efficiencies, through the use of current banking technologies, outsourcing solutions and human resource training and development.

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

As with any model, many assumptions have to be made about the repricing attributes of the Bank's assets and liabilities. Where industry experience seems appropriate, such assumptions are used. Given the extremely competitive market for the public's investing and savings dollars, the lack of correlation between changes in the yields on government securities and customer deposit rates seems to be increasing. This uncertainty increases the uncertainty about the conclusiveness of the interest rate risk models.

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

Item 2.  Changes in Securities and Use of Proceeds.

         (a) Not applicable.

         (b) Not applicable.

         (c) Under the Greater Rome Bancshares, Inc. Directors Stock Incentive Plan (the "Plan"), the Company's directors have the option to receive shares of the Company's common stock, $.01 par value per share, in lieu of a cash payment for accrued directors fees. All of the Company's directors participating in the Plan have elected to receive common stock of the Company for their directors fees accrued as of June 30, 2000. As a result, under an exemption provided by Section 4(2) of the Securities Act of 1933, the Company will issue 2,326 shares of its common stock to its directors in accordance with the terms of the Plan. The fair market value of the Company's common stock as of June 30, 2000 was $13.50 per share, and this price was used in calculating the number of shares to be issued to the Company's directors under the Plan. The fair market value of $13.50 per share was determined by the Company by reference to recent trades known to the Company.

         (d) Not applicable

Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

On May 11, 2000 the Company held its 2000 annual meeting of shareholders. At that meeting the following items were voted upon with the results of the votes tabulated below each item:

(a) to elect eleven directors to the Board of Directors to serve terms until the next annual meeting or until their successors are qualified and elected.

       Director Nominee                 For                Withheld/Against           Abstentions/Non-votes
       ----------------                 ---                ----------------           ---------------------
Robert L. Berry                       442,726                    none                          none
Frank A. Brown, Jr.                   442,726                    none                          none
Thomas D. Caldwell, III               442,726                    none                          none
Gene G. Davidson, MD                  442,526                     200                          none
Henry Haskell Perry                   442,726                    none                          none
Bradford Lee Riddle                   442,726                    none                          none
M. Wayne Robinson                     442,526                     200                          none
Dale G. Smith                         442,726                    none                          none
Paul E. Smith                         442,726                    none                          none
W. Fred Talley                        442,726                    none                          none
Martha B. Walstad                     442,726                    none                          none

Pursuant to Rule 14a-4(c)(1) promulgated under the Securities Exchange Act of 1934, as amended, shareholders desiring to present a proposal for consideration at the Company's 2001 Annual Meeting of Shareholders must notify the Company in writing at its principal office at 1490 Martha Berry Blvd., Rome, Georgia 30165, of the contents of such proposal no later December 14, 2000. Failure to timely submit such a proposal will enable the proxies appointed by management to exercise their discretionary voting authority when the proposal is raised at the Annual meeting of Shareholders without any discussion of the matter in the proxy statement.

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

10.8 *Executive Supplemental Retirement Plan Agreement between the Bank and E. Grey Winstead, III dated January 13, 2000. (Incorporated by reference to
      Exhibit 10.8 of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000).

27.1  Financial Data Schedule (for S.E.C. use only).
---------------------------------
* Indicates a management contract or compensatory arrangement.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 GREATER ROME BANCSHARES, INC.



Date: July 31, 2000         By: /s/ Thomas D. Caldwell, III
                                ---------------------------
                                Thomas D. Caldwell, III
                                President, Chief Executive Officer


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


     10.8  *Executive Supplemental Retirement Plan Agreement between the Bank and E.
           Grey Winstead, III dated January 13, 2000. (Incorporated by reference to Exhibit
           10.8 of the Company's Quarterly Report on Form 10-QSB for the quarter ended
           March 31, 2000).                                                                                         N/A

     27.1  Financial Data Schedule (for S.E.C. use only).

---------------------------------
* Indicates a management contract or compensatory arrangement.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GREATER ROME BANCSHARES, INC.


Date:  July 31, 2000             By:
                                    ------------------------
                                    Thomas D. Caldwell, III
                                    President, Chief Executive Officer


                                 By:
                                    ------------------------
                                    E. Grey Winstead, III
                                    Principal Financial and Accounting Officer