Form 10QSB
period 2000-09-30
GREATER ROME BANCSHARES INC
filed 2000-11-14
CIK 928484

U.S. SECURITIES AND EXCHANGE COMMISSION
                                                Washington, DC  20549

                                                     FORM 10-QSB

(Mark One)

 X       Quarterly  report under Section 13 or 15(d) of the Securities  Exchange
---      Act of 1934 For the quarterly period ended September 30, 2000

---      Transition report under Section 13 or 15(d) of the Exchange Act
         For the transition period from                to
                                       ----------------  ----------------
                           Commission File No. 0-28280

                          GREATER ROME BANCSHARES, INC.
                          -----------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

        Georgia                                         58-2117940
        --------                                        ----------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

    1490 Martha Berry Blvd.
        Rome, Georgia                                     30165
   ------------------------                               -----
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

     700,326 shares of common stock, $.01 par value per share, were issued and outstanding as of October 25, 2000.

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

                          GREATER ROME BANCSHARES, INC.
                           Consolidated Balance Sheets
                                   (Unaudited)
                    September 30, 2000 and December 31, 1999

                                                Assets

                                                                                 2000              1999
                                                                                 ----              ----
 Cash and due from banks, including reserve
     requirements of $226,000 in 2000 and $194,000 in 1999             $       2,341,158        1,882,436
 Federal funds sold                                                            4,190,000        2,889,000
 Interest bearing deposits                                                       863,992          258,216
                                                                             -----------       ----------
             Cash and cash equivalents                                         7,395,150        5,029,652

 Securities available-for-sale                                                16,676,620       12,863,973
 Securities held-to-maturity                                                   1,879,510        1,878,932
 Loans, net                                                                   68,677,359       55,090,512
 Premises and equipment, net                                                   3,185,170        2,811,150
 Bank owned life insurance                                                     1,253,915        1,208,251
 Federal Home Loan Bank Stock                                                    542,500          450,000
 Accrued interest receivable and other assets                                  1,439,028        1,079,661
                                                                             -----------       ----------
                                                                       $     101,049,252       80,412,131
                                                                             ===========       ==========

                                  Liabilities and Stockholders' Equity

 Deposits:
     Demand                                                            $       9,428,787        8,244,704
     Interest bearing demand                                                   5,987,408        5,396,309
     Savings                                                                  12,233,730        9,560,218
     Time                                                                     37,396,252       28,624,343
     Time, over $100,000                                                      15,237,223       11,397,949
                                                                             -----------       ----------
             Total deposits                                                   80,283,400       63,223,523

 Federal Home Loan Bank borrowings                                            10,850,000        8,000,000
 Securities sold under repurchase agreement                                    1,500,000        1,500,000
 Accrued interest payable and other liabilities                                  562,841          388,875
                                                                             -----------       ----------
             Total liabilities                                                93,196,241       73,112,398
                                                                             -----------       ----------
 Commitments
 Stockholders' equity:
     Preferred stock, par value $1.00 per share; 100,000 shares
         authorized; no shares issued or outstanding                             -                -
     Common stock, par value $.01 per share; 10,000,000
         shares authorized; 700,326 shares issued and
         outstanding in 2000 and 701,600 in 1999                                  7,003            7,016
     Additional paid-in capital                                               6,941,834        6,946,101
     Accumulated earnings                                                     1,023,684          507,432
     Accumulated other comprehensive loss                                      (119,510)        (160,816)
                                                                            -----------       ----------
                        Total stockholders' equity                            7,853,011        7,299,733
                                                                            -----------       ----------
                                                                       $    101,049,252       80,412,131
                                                                            ===========       ==========

 See accompanying notes to consolidated financial statements.

                          GREATER ROME BANCSHARES, INC.
          Consolidated Statements of Earnings and Comprehensive Income
                                   (Unaudited)
     For each of the Nine and Three Months Ended September 30, 2000 and 1999

                                                                    Nine Months      Nine Months      Three Months    Three Months
                                                                       Ended             Ended           Ended            Ended
                                                                   Sept 30, 2000    Sept 30, 1999    Sept 30, 2000   Sept 30, 1999
                                                                   -------------    -------------    -------------   -------------
Interest income:
    Interest and fees on loans                                  $      4,379,108        3,259,783        1,627,968       1,173,870
    Interest and dividends on investments                                780,337          496,948          283,229         179,604
    Interest on federal funds sold and deposits with other banks         165,920          151,077           55,267          60,026
                                                                       ---------        ---------        ---------       ---------
       Total interest income                                           5,325,365        3,907,808        1,966,464       1,413,500
                                                                       ---------        ---------        ---------       ---------
Interest expense:
    Time deposits                                                      1,918,683        1,345,431          750,250         467,309
    Savings deposits                                                     322,694          217,652          124,988          80,000
    Interest bearing demand deposits                                      90,003           66,109           30,069          24,867
    Other                                                                487,529          247,980          176,600          88,717
                                                                       ---------        ---------        ---------       ---------
       Total interest expense                                          2,818,909        1,877,172        1,081,907         660,893
                                                                       ---------        ---------        ---------       ---------
       Net interest income                                             2,506,456        2,030,636          884,557         752,607
Provision for loan losses                                                166,155          129,483           87,373          14,283
                                                                       ---------        ---------        ---------       ---------
       Net interest income after provision for loans losses            2,340,301        1,901,153          797,184         738,324
                                                                       ---------        ---------        ---------       ---------
Other income:
    Service charges                                                      161,135          146,931           51,867          53,855
    Other                                                                154,398          159,351           62,195          52,894
                                                                       ---------        ---------        ---------       ---------
       Total other income                                                315,533          306,282          114,062         106,749
                                                                       ---------        ---------        ---------       ---------
Other expenses:
    Salaries and employee benefits                                       994,757          808,567          334,369         274,965
    Occupancy                                                            282,428          252,354          104,709          82,746
    Other operating                                                      623,310          507,715          217,668         180,371
                                                                       ---------        ---------        ---------       ---------
       Total other expenses                                            1,900,495        1,568,636          656,746         538,082
                                                                       ---------        ---------        ---------       ---------
       Income  before income taxes                                       755,339          638,799          254,500         306,991

Income tax expense                                                       224,593          206,677           72,734         104,995
                                                                       ---------        ---------        ---------       ---------
       Net earnings                                             $        530,746          432,122          181,766         201,996
                                                                       =========        =========        =========       =========
Other comprehensive income (loss):
    Unrealized gains (losses) on securities available-for-sale arising during  period, net of tax expense (benefit) of
        $25,274, $(73,878), $59,658 and $(15,745) respectively            41,306         (120,745)          97,502         (25,735)
                                                                       ---------        ---------        ---------       ---------
Comprehensive income                                            $        572,052          311,377          279,268         176,261
                                                                       =========        =========        =========       =========
Basic earnings per share                                        $           0.76             0.62             0.26            0.29
                                                                       =========        =========        =========       =========
Diluted earnings per share                                      $           0.72             0.60             0.25            0.28
                                                                       =========        =========        =========       =========

See accompanying notes to consolidated financial statements.

                          GREATER ROME BANCSHARES, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
          For each of the Nine Months Ended September 30, 2000 and 1999

                                                                                   2000              1999
                                                                                   ----              ----
 Cash flows from operating activities:
      Net earnings                                                       $        530,746           432,122
      Adjustments to reconcile net earnings to net cash
          used by operating activities:
          Depreciation, amortization and accretion                                121,977           156,818
          Provision for loan losses                                               166,155           129,483
          Change in:
             Interest receivable and other assets                                (430,304)         (138,575)
             Interest payable and other liabilities                               173,965            84,619
                                                                               ----------        ----------
            Net cash provided by operating activities                             562,539           664,467
                                                                               ----------        ----------
 Cash flows from investing activities:
      Proceeds from maturities and calls of securities available for sale       1,435,124         2,559,735
      Proceeds from maturities and calls of securities held to maturity              -              531,687
      Purchases of securities available for sale                               (5,151,560)       (5,308,392)
      Purchases of securities held to maturity                                       -             (494,219)
      Purchase of FHLB stock                                                      (92,500)             -
      Redemption of FHLB stock                                                       -              209,200
      Purchase of bank owned life insurance                                          -             (350,000)
      Net increase in loans                                                   (13,753,002)       (8,831,427)
      Purchases of premises and equipment                                        (526,206)         (260,754)
                                                                               ----------        ----------
            Net cash used by investing activities                             (18,088,144)      (11,944,170)
                                                                               ----------        ----------
 Cash flows from financing activities:
      Net change in demand and savings deposits                                  4,448,695         4,952,432
      Net change in time deposits                                               12,611,182         4,936,767
      Net change in FHLB borrowings                                              2,850,000         1,000,000
      Net change in federal funds purchased                                           -            1,000,000
      Stock issued to directors under incentive plan                                31,401              -
      Common stock repurchased and retired                                         (50,175)             -
                                                                               -----------        ----------
            Net cash provided by financing activities                           19,891,103        11,889,199
                                                                               -----------        ----------
 Net change in cash and cash equivalents                                         2,365,498           609,496

 Cash and cash equivalents at beginning of period                                5,029,652         4,509,810
                                                                               -----------        ----------
 Cash and cash equivalents at end of period                             $        7,395,150         5,119,306
                                                                               ===========        ==========
 Supplemental disclosures of cash flow information:
     Cash paid during the year for:
          Interest                                                      $        2,727,397         1,907,497
          Income taxes                                                  $          245,170           161,174
          Transfer of held-to-maturity securities to
               available-for-sale                                       $             -            4,387,335
 Non cash investing and financing activities:
     Change in unrealized gain (loss) on sale of securities available
               for sale                                                 $           66,580          (194,623)
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

The accounting principles followed by the Company, and the methods of applying these principles, conform with generally accepted accounting principles ("GAAP") and with general practices within the banking industry. In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses and the valuation of real estate acquired in connection with or in lieu of foreclosure on loans.

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

                                  Nine months ended Sept. 30, 2000          Three months ended Sept. 30, 2000
                                  --------------------------------          ---------------------------------
                                  Net         Common      Per Share         Net          Common      Per Share
                               Earnings       Shares        Amount        Earnings       Shares        Amount
                               --------       ------        ------        --------       ------        ------

Basic earnings per share       $530,746       700,861       $0.76         $181,766       700,134       $0.26

Effect of stock options                        34,123                                     41,713
                                              -------                                    -------

Diluted earnings per share     $530,746       734,984       $0.72         $181,766       741,847       $0.25
                               ========       =======       =====         ========       =======       =====

                                  Nine months ended Sept. 30, 1999         Three months ended Sept. 30, 1999
                                  --------------------------------         ---------------------------------
                                  Net         Common      Per Share         Net          Common      Per Share
                               Earnings       Shares        Amount        Earnings       Shares        Amount
                               --------       ------        ------        --------       ------        ------
Basic earnings per share       $432,122       701,600       $0.62         $201,996       701,600       $0.29

Effect of stock options                        16,674                                     16,674
                                              -------                                    -------

Diluted earnings per share     $432,122       718,274       $0.60         $201,996       718,274       $0.28
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

FINANCIAL CONDITION

As of September 30, 2000, the Company had $101.0 million in total assets, up $20.6 million over year-end 1999. Total deposits increased $17.1 million over year-end 1999 to $80.3 million. Net loans outstanding increased $13.6 million over year-end 1999 to $68.7 million. All of the Bank's growth in loans has come from the local market. We attribute this growth to a relatively stable local economy combined with competitive banking services delivered by a locally owned and operated community bank. The Bank is the only locally owned and operated community bank in its market, which has been dominated by regional banks and fragmented by credit unions over the past several years.

In October 2000, the Bank purchased an office building adjacent to the main office located on Martha Berry Blvd. in Rome. The purchase price of the facility was $340,000. After the planned modifications to the facility are complete, deposit operations, items processing, network administration and general accounting will be relocated to the new offices. This will make more space available in the main office for customer service and support. The move is expected to be complete before the end of the first quarter of 2001. Management originally planned to begin construction of a 4,265 square foot main office expansion in the fourth quarter of 2000. However, after careful analysis, we determined cost of purchasing an existing facility to be a more favorable alternative. The expansion of the main office remains a future possibility as the Bank continues to grow.

The banking industry continues to experience competition from non-banks for deposit and investment type products. Competition for local deposit dollars continues to put upward pressure on the cost of deposits. In the current market environment, management has found that the Bank can borrow term funds from wholesale resources at rates that are competitive with the cost of local certificates of deposit. Our asset/liability management committee has adopted policies designed to diversify funding sources if local market deposits become less available and even more costly. Within limits, the Bank may obtain funding from brokered certificates of deposit and other forms of wholesale borrowing, such as the Federal Home Loan Bank and term repurchase agreements. These policies should allow us to continue to meet the local market's credit demands while providing the flexibility to obtain funding from various sources at optimum rates. While this policy provides greater funding flexibility, we continue to place primary funding emphasis on local deposit growth. As of September 30, 2000, the Bank had brokered deposits totaling $5.0 million and depository institution certificates of deposit totaling $2.6 million.

Capital

At September 30, 2000, the Bank's capital position was in excess of FDIC guidelines to qualify as "well capitalized". Based on the level of the Bank's risk weighted assets at quarter end, we had $956,000 more capital than necessary to satisfy the "well-capitalized" criteria. The Bank's capital adequacy is monitored quarterly by the asset/liability committee. At these quarterly meetings, the committee develops strategies for the Bank's asset and liability growth, mix and pricing.

We continue to evaluate opportunities to deploy this excess capital in order to improve shareholder returns. As a routine part of our business, we evaluate opportunities with other financial institutions. Thus, at any time, discussions, negotiations and due diligence activities concerning potential transactions may occur.

From time to time, the Company may also purchase stock from shareholders who have indicated a desire to sell their stock. Such transactions not only provide liquidity for the Company's stock, but generally also improve the returns for all remaining shareholders. Through the third quarter of 2000, the Company had purchased and retired 4,850 shares of stock from shareholders.

Assuming that the Bank continues to grow with a risk-weighted asset mix consistent with its historical experience, and that it has reasonable earnings and maintains asset quality, our capital will approach the minimum limits to be well capitalized when our assets are approximately $113.5 million. While there are no assurances that we will continue to experience rapid growth, we must anticipate such growth and make plans for sufficient capital to support it. The Company has received a commitment from one of its correspondent banks for a $2.0 million credit line with a two-year revolving period and a five-year even amortization thereafter. Interest will be paid quarterly for the first two years. After the second year, principal and interest will be paid quarterly. If capital is required at the bank level to support asset growth, the Company will borrow sufficient funds against the credit facility and contribute them to the Bank to maintain its "well-capitalized" status for at least the next 12 months. This loan is scheduled to be closed in the fourth quarter of 2000.

Liquidity

The Bank's liquidity position is monitored on daily management reports and the Asset Review Committee reviews the Bank's liquidity position against policy ratios on a weekly basis. The Board of Directors reviews policy ratios against actual performance in the monthly board reports.

We intend to manage loan growth so that net deposit growth will provide the primary funding for net loan growth as well as cash reserves for working capital. To the extent that net deposit growth from the local community (core funding) is inadequate to support the loan demand, alternative short-term and long-term funding sources are available.

Short-term funding is provided by the Bank's investment in federal funds sold, and the marketable securities in its investment portfolio. Marketable securities may be sold or used as collateral for short-term repurchase agreements with the Bank's correspondent banks.

Long-term funding is available through loans from the Federal Home Loan Bank ("FHLB") that are collateralized by the Bank's investment in real estate loans or marketable securities. Other long-term funding sources include non-local institutional certificates of deposit that are obtained through direct advertising on the Internet and brokered deposits placed through approved brokers in the national markets. We will continue to seek cost effective alternative funding sources for both the short and long term, if local deposit growth does not keep pace with local loan demand. At times, term borrowings from the FHLB and even brokered deposits can be obtained at rates more favorable that local market term deposits. As long as policy limits will allow, management will use non-core funding sources that have lower costs relative to local market term deposits.

The Bank's liquidity and asset/liability policies place limits on these non-core funding sources, which are monitored on a weekly basis by management and a monthly basis by the board. These limits are designed to place emphasis on local deposit growth and limit the Bank's ability to grow solely from non-core funding sources.

For the nine months ended September 30, 2000, deposit growth exceeded loan growth by $3.5 million. This deposit growth included $2.6 million in non-local institutional certificates of deposits and $5.0 million in brokered certificates of deposit. Securities held-to-maturity remained unchanged at $1.9 million. Securities available-for-sale increased by $3.8 million to $16.7 million. All of the Bank's investment securities are eligible as collateral for borrowings under either repurchase agreements with our correspondent banks or advances from the Federal Home Loan Bank. At September 30, 2000, securities totaling $1.6 million were pledged as collateral for $1.5 million borrowed under master repurchase agreements with the Bankers Bank and securities totaling $2.1 million were pledged as collateral for FHLB advances. As of September 30, 2000, we had unfunded loan commitments totaling $6.2 million and unfunded securities purchase commitments totaling $500,000.

At quarter end, the funds available for liquidity purposes consisted of $14.7 million in marketable securities (eligible for sale under repurchase agreements), plus Federal funds sold and other short-term bank deposits of $5.1 million, for a total of $19.8 million. Under the repurchase agreements, margin requirements range from 3% to 10% of the current market value of the underlying security, and the borrowing rate tends to have a spread of approximately 25 to 40 basis points over the Federal funds sold rate. The repurchase agreements allow us to raise funds out of the total securities portfolio without being forced to sell the securities and recognize gains or losses as a result of the sale. In addition to these sources of funds, the Bank has unsecured Federal funds purchase lines of credit totaling $4.5 million, all of which were available at quarter end. Our correspondent banks may revoke these lines at any time.

FHLB membership provides an additional source of liquidity through credit programs, which can provide term funding for up to 10 years and, in qualified programs, up to 20 years. At September 30, 2000, the Bank had a total of $10.9 million in advances outstanding with the FHLB. We have assigned $15.7 million in eligible residential first mortgage and commercial real estate loans and $2.1 million in marketable securities to the FHLB as collateral for this financing.

The FHLB currently has call options on $6.0 million of its advances to the Bank. If call options are exercised on any of the advances, they will be converted into a three-month LIBOR-based floating rate advance at the three-month LIBOR rate. The most likely reason that the FHLB would call the advances would be if interest rates rose sufficiently to present better investment alternatives for the FHLB. In the event of a call, we evaluate funding alternatives in light of the Bank's interest rate risk profile at the time.

RESULTS OF OPERATIONS

The Company had net earnings of $530,746 ($.76 per share) for the nine months ended September 30, 2000 and $181,766 ($0.26 per share) for the three months ended September 30, 2000. This compares to net earnings of $432,122 ($.62 per share) for the nine months ended September 30, 1999 and $201,996 ($0.29 per share) for the three months ended September 30, 1999. Income before income taxes in the first nine months of 2000 improved over the same period in 1999 by $116,540 (18%) to $755,339.

Net Interest Income

Net interest income increased $475,820 (23%) to $2,506,456 for the nine months ended September 30, 2000 and increased $131,950 (18%) to $884,557 for the three months ended September 30, 2000, as compared to the same periods in the prior year. Net interest income increased because of an increase in average earning assets, partially offset by a decrease in the net yield on these assets. Average earning assets increased 30% to $79.8 million in the first nine months of 2000 as compared to the same period in 1999. The net yield on average earning assets, before the provision for loan losses, was 4.18% for the nine months ended September 30, 2000. This compares to 4.43% for the same period in 1999. The Bank's cost of funds has risen 61 basis points while the yield on earning assets rose 36 basis points in the first nine months of 2000 as compared to the same period in 1999. The percentage of average earning assets funded by interest bearing liabilities increased 1.5% to 88.2%, and loans as a percent of earning assets increased 0.5% to 74.9%.

Summary of Loan Loss Experience

                                                 Nine months     Nine months      Three months     Three months
                                                    ended           ended            ended             ended
    Allowance for possible loan losses             9/30/00         9/30/99          9/30/00           9/30/99
    ----------------------------------             -------         -------          -------           -------
Balance at the beginning of the period         $   684,131         569,185          744,724           675,772

Charge-offs:
    Real estate - mortgage                            -               -                -                 -
    Consumer loans                                  61,793          49,464           25,146            19,630
                                                   -------         -------          -------           -------
    Total                                           61,793          49,464           25,146            19,630
                                                   -------         -------          -------           -------
Recoveries:
    Real estate - mortgage                            -               -                -                 -
    Consumer loans                                  23,073          30,404            4,615             9,183
                                                   -------         -------          -------           -------
    Total                                           23,073          30,404            4,615             9,183
                                                   -------         -------          -------           -------
Net charge-offs (recoveries):                       38,720          19,060           20,531            10,447
Additions charged to operations                    166,155         129,483           87,373            14,283
                                                   -------         -------          -------           -------
Balance at end of period                      $    811,566         679,608          811,566           679,608
                                                   =======         =======          =======           =======
Average loans outstanding                     $ 59,776,595      45,627,731       64,768,237        48,444,763
Ratio of net charge-offs to average loans            0.06%           0.04%            0.03%             0.02%

The provision for loan losses was $166,155 in the first nine months of 2000, representing a $36,672 increase from the provision for the same period in 1999.

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

The approximate anticipated amount of charge-offs before recoveries in the next 12 months by risk grade assigned at the time of loan origination is:

                                   Projected
                     Grade        Charge-offs
                     -----        -----------
                       1               -
                       2               -
                       3              6,452
                       4              5,574
                       5             68,946
                       6               -
                       7               -
                       8               -
                                    -------
                     Total          120,972
                                    =======


Risk Elements

                                                                  Sept. 30, 2000         Sept. 30, 1999
                                                                  --------------         --------------
Nonaccrual, Past Due and Restructured Loans
-------------------------------------------
Nonaccrual loans                                              $      279,265                 38,202
Accruing loans contractually past due 90 days or more         $         -                      -
Troubled debt restructurings                                  $      102,037                165,583


The amount of interest that would have been included in income on the above non-accrual loans if they had been current in accordance with their original terms was $8,789 in 2000 and $3,542 in 1999. The amount of interest that was included in interest income on the above loans was $1,754 in 2000 and $336 in 1999.

The Bank's policy is to place loans on non-accrual status when it appears that the collection of principal and interest in accordance with the terms of the loan is doubtful. Any loan that becomes 90 days past due as to principal or interest is placed on non-accrual, unless corrective action is certain and imminent.

Non-interest Income and Expenses

Non-interest income increased $9,251 (3%) to $315,533 for the nine months ended September 30, 2000 and increased $7,313 (7%) to $114,062 for the three months ended September 30, 2000, as compared to the same periods of 1999. Service charges on deposit accounts increased $14,204 (10%) to $161,135 for the first nine months of 2000 but decreased $1,988 (4%) to $51,867 for the three months ended September 30, 2000 as compared to the same period in 1999. This decrease is due to a decrease in the total fees collected for non-sufficient funds, overdrafts and stop payments. Significant items in other income are mortgage origination fees and bank-owned life insurance income. Mortgage origination fees declined 43%to $49,377 for the first nine months of 2000 and declined 27% to $21,174 for the three months ended September 30, 2000 as compared to 1999. This was due primarily to the lack of demand for mortgage loans caused by higher interest rates. Bank-owned life insurance income increased to $45,664 (74%) for the nine months ended September 30, 2000 and increased $6,464 (74%) to $15,221 for the three months ended September 30, 2000. This increase is due to the purchase of $470,000 of additional bank-owned life insurance in the last quarter of 1999.

Non-interest expenses increased $331,859 (21%) to $1,900,495 for the nine months ended September 30, 2000 and $118,664 (22%) to $656,746 for the three months ended September 30, 2000, from the same periods in 1999. The lower growth rate of non-interest expenses relative to the earning asset growth rate of 30.2% indicates that our operating efficiencies continue to improve.

Salaries and benefits for the nine months ended September 30, 2000 increased $186,190 (23%) to $994,757 and increased $59,404 (22%) to $334,369 for the three months ended September 30, 2000 from the same periods in 1999. This is due to the growth in the number of full-time-equivalent employees and increases in the costs of employee benefits. The number of employees grew from 33 at September 30, 1999 to 42 at September 30, 2000. Occupancy costs increased $30,074 (12%) to $282,428 for the first nine months of 2000, and $21,963 (27%) to $104,709 for the three months ended September 30, 2000 over the same periods in 1999. The increased costs are due mainly to opening of the West Rome office in second quarter 2000.

Other operating expenses increased $115,595 (23%)to $623,310 for the nine months ended September 30, 2000, and $37,297 (21%) to $217,668 for the three months ended September 30, 2000, as compared to the same periods in 1999. Board fees were $32,439 for the nine months ended September 30, 2000 as compared to $5,115 in the same period in 1999 because fees were accrued throughout 2000 but were accrued for only the second half of 1999. No Directors Stock Incentive Plan existed prior to July 1999. In August 2000, under the terms of the Directors Stock Incentive Plan, the Company issued the directors a total of 2,326 shares of stock based on their elections under the program. The remainder of the increase can be attributed to the higher volume of business associated with advertising and marketing costs, data processing costs, and supplies. We continue to focus on improving operating expense efficiencies, through the use of current banking technologies, outsourcing solutions and human resource training and development.

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

10.7 *Greater Rome Bancshares, Inc. Directors Stock Incentive Plan, dated October 14, 1999. (Incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-KSB for the year-ended December 31,
     1999).

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

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GREATER ROME BANCSHARES, INC.



Date:  October 30, 2000                   By: /s/ Thomas D. Caldwell, III
                                              ---------------------------
                                              Thomas D. Caldwell, III
                                              President, Chief Executive Officer


                                          By: /s/ E. Grey Winstead, III
                                              -------------------------
                                              E. Grey Winstead, III
                                              Principal Financial and
                                                Accounting Officer

                          GREATER ROME BANCSHARES, INC.
         Form 10-QSB for the quarterly period ended September 30, 2000

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

   4.2  Form of Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Company's
        Registration Statement No. 33-82858 on Form SB-2).                                                       N/A

  10.1  *Employment Agreement between the Company and Thomas D.Caldwell,III dated September 1,
        1997.  (Incorporated  by  reference  to Exhibit 10.1 of the Company's Quarterly Report
        on Form 10-QSB for the quarter ended September 30, 1997).                                                N/A

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

  10.7  *Greater Rome Bancshares, Inc. Directors Stock Incentive Plan, dated October 14, 1999.
        (Incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-KSB
        for the year ended December 31, 1999).                                                                   N/A


  10.8  *Executive Supplemental Retirement Plan Agreement between the Bank and E. Grey Winstead,
        III dated January 13, 2000. (Incorporated by reference to Exhibit 10.8 of the Company's
        Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000).                                   N/A

  27.1  Financial Data Schedule (for S.E.C. use only).

------------------------------------------------------
* Indicates a management contract or compensatory arrangement.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GREATER ROME BANCSHARES, INC.



Date: October 30, 2000             By:------------------------
                                      Thomas D. Caldwell, III
                                      President, Chief Executive Officer


                                   By:------------------------
                                      E. Grey Winstead, III
                                      Principal Financial and Accounting Officer