Form 10KSB
period 2000-12-31
GREATER ROME BANCSHARES INC
filed 2001-03-28
CIK 928484

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

 Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000
                           Commission File No. 0-28280

                          GREATER ROME BANCSHARES, INC.

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

                                 (706) 295-9300
                                ----------------
                (Issuer's Telephone Number, Including Area Code)

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
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.   $7,988,895
                                                           ----------

The aggregate market value of the voting stock as of March 09, 2000, held by non-affiliates is $6,626,046 computed by reference to the price of the most recent trades of the Company's common stock.

As of March 09, 2000, the Company had 698,316 shares of common stock issued and outstanding.

Portions of the following documents are incorporated by reference: (1) 2000 Annual Report to Shareholders, into Part II; (2) Proxy Statement (the "Proxy Statement") for the Annual Meeting of Shareholders to be held May 17, 2001, into
Part III.

Transitional Small Business Disclosure Format (check one).   Yes    No  X
                                                                ---    ---

                                     PART I

Item 1.  Description of Business
--------------------------------
                           FORWARD LOOKING STATEMENTS

Various statements contained in this Annual Report, which are not statements of historical fact, constitute forward-looking statements. Examples of forward-looking statements include, but are not limited to:

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

Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from the results in the forward-looking statements. Facts that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

(1) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted;
(2) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;
(3)  inflation, interest rate, market and monetary fluctuations;
(4) the timely development and acceptance of new products and services and perceived overall value of these products and services by users;
(5)  changes in consumer spending, borrowing and saving habits;
(6)  technological changes;
(7)  acquisitions;
(8)  the ability to increase market share and control expenses;
(9) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiary must comply;
(10) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board;
(11) changes in the Company's organization, compensation and benefit plans;
(12) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and
(13) the Company's success at managing the risks involved in the foregoing.

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

                            Location and Service Area

The Bank provides general commercial banking services within Floyd County, emphasizing the needs of individuals and small- to medium-sized businesses. Floyd County is located in northwest Georgia, almost directly in the center of what is referred to as the "ABC" (Atlanta, Birmingham, and Chattanooga) triangle. Rome, the county seat of Floyd County, and the only major incorporated area of the County, is located 60 miles northwest of Atlanta, 62 miles south of Chattanooga, Tennessee and 123 miles east of Birmingham, Alabama. The 2000 census indicated Floyd County had a population of 86,700 with a median family income of $31,269 per household. Rome is reached via U.S. 411, which connects to Interstate 75 at Cartersville just 25 miles southeast of Rome. It is also served by major rail carriers and by the Richard B. Russell Airport, which is located just 7 miles north of the Bank and maintains a 6,000-foot instrument runway with ILS and VOR approaches. Rome is home to several institutes of higher learning including Berry College (undergraduate and graduate), Shorter College (private) and Floyd College (a two-year unit of the University System of Georgia). Technical training is available through one of Georgia's most advanced training schools, Coosa Valley Technical Institute. Rome is also home to one of the state's most prestigious private schools, The Darlington School, which offers kindergarten through 12th grade and attracts students from throughout the United States and many foreign countries.

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

The Bank offers a full range of short-term to medium-term commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, other consumer goods, home improvements, education and personal investments. Additionally, the Bank offers loans for community development and/or improvement. The Bank also originates and holds or sells into the secondary market fixed and variable rate mortgage loans and real estate construction and acquisition loans. The Bank's lending activities are subject to a variety of lending limits imposed by state law. All loans to directors or executive officers of the Bank are approved by the Bank's board of directors and are made on terms no more favorable than would be available to a person not affiliated with the Bank. See "Lending Activities."

The Bank also engages in investment activities. It is authorized to invest without limit in obligations of the United States or any state or territorial government or any agency of such governments or in any securities that are guaranteed as to principal and interest by such governments. Subject to limitations, the Bank may also invest in investment grade securities issued by political subdivisions, in deposits in other financial institutions, and in various types of commercial paper. The Bank concentrates its investment activities primarily in intermediate term government, agency and mortgage-backed securities.

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

Credit Risk

There are various risks inherent in making all loans. A principal economic risk inherent in making loans is the creditworthiness of the borrower. Other risks inherent in making loans include the following:

  - risks with  respect to the  period of time over which  loans may be repaid;
  - risks  resulting  from  changes in economic  and  industry  conditions;
  - risks inherent in dealing with individual borrowers; and
  - in the case of a collateralized loan, risks resulting from uncertainties as to the future value of the collateral.

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

Loan Approval and Review

The Bank's loan approval policies provide for various levels of officer lending authority. When the aggregate outstanding loans to a single borrower exceed that individual officer's lending authority, the loan request requires prior approval of the President or senior loan officer. Any loan in excess of the President's or senior loan officer's authority requires prior approval by the loan committee of the Bank's board of directors. The Bank has a continuous loan review procedure involving several Bank officers. The procedures are designed to provide early identification of credit quality problems. All loan officers are charged with the responsibility of rating each of their loans and reviewing those loans on a periodic basis, the frequency of which will increase if the quality of the loan decreases.

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

At December 31, 2000, the Bank's lending limit was approximately $975,000 for loans not fully secured plus an additional $650,000 (or an aggregate of approximately $1.625 million) for loans fully secured. These limits will increase and decrease as the Bank's statutory capital base increases and decreases. If a borrower's credit needs exceeds these limits, the Bank may sell participations in the loan to the extent necessary to maintain these lending limits.

                                   Competition

The Bank competes with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in Floyd County and elsewhere. As of December 2000, eight FDIC-insured institutions were operating in Floyd County. A number of these competitors are well established in the Floyd County area. Most of them have substantially greater resources and lending limits and may have a lower cost of funds than the Bank. These banks offer various services, such as extensive and established branch networks and trust services, which the Bank does not now provide. Management believes that the Bank can compete effectively with these institutions but cannot assure that it will do so.

                                    Employees

The Bank had 40 equivalent full-time employees on December 31, 2000. The Bank's employees are not subject to a collective bargaining agreement. The Company has no employees other than its officers, none of whom receives compensation for their services to the Company. The Company reimburses the Bank for management services performed by the Bank's officers. The Company conducts no business other than serving as the holding company for the Bank. The Company currently has three officers:

o        Thomas D. Caldwell, III, President and Chief Executive Officer;
o        Robert L. Berry, Secretary; and
o        E. Grey Winstead, III, Chief Financial Officer.

                             STATISTICAL INFORMATION

The following tables set forth statistical information and should be read in conjunction with the financial statements of Greater Rome Bancshares, Inc.

I. Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differential

                                          2000           1999           2000          1999          2000          1999
                                        Average         Average        Income/        Income/       Yield         Yield
                                        Balance         Balance       (Expense)      (Expense)    (Rate Paid)  (Rate Paid)
                                        --------        -------       ---------      ---------    -----------  -----------
     Loans                            $ 62,753,539      47,646,549    6,226,911       4,557,789       9.92%        9.57%
     Taxable investment securities      13,337,580       9,951,091      843,753         609,413       6.33%        6.12%
     Non-taxable investment
       securities                        4,472,139       2,207,439      243,261          91,956       5.44%        4.17%
     Interest bearing deposits
       in other banks                      774,574       1,344,290       48,298          65,032       6.24%        4.84%
     Federal funds sold                  2,994,578       2,911,982      189,084         146,460       6.31%        5.03%
                                        --------------------------------------------------------------------------------
          Average earning assets      $ 84,332,410      64,061,351    7,551,307       5,470,650       8.95%        8.54%
                                        --------------------------------------------------------------------------------

     Cash & due from banks               1,960,134       1,507,451
     Premises and equipment              3,046,022       2,720,743
     Other assets                        2,408,339       1,640,006
                                         -------------------------
          Average total assets        $ 91,746,905      69,929,551
                                        --------------------------

     Interest bearing demand deposits    5,830,029       4,483,770     (121,476)        (92,527)    -2.08%       -2.06%
     Savings and money market
       deposits                         11,429,252       9,031,565     (490,928)       (309,925)    -4.30%       -3.43%
     Time deposits                      45,894,641      35,489,652   (2,789,659)     (1,865,575)    -6.08%       -5.26%
     Borrowed funds                     11,280,789       6,423,165     (686,811)       (363,439)    -6.09%       -5.66%
                                        -------------------------------------------------------------------------------
          Average interest bearing
          liabilities                 $ 74,434,711      55,428,152   (4,088,874)     (2,631,466)    -5.49%       -4.75%
                                        -------------------------------------------------------------------------------

     Non-interest bearing deposits       8,459,346       6,510,773
     Other liabilities                     496,297         306,446
     Stockholders' equity                7,763,867       7,067,426
                                        --------------------------
          Average total liabilities
          and equity                  $ 91,154,221      69,312,797
                                        --------------------------

                                        --------------------------------------------------------------------------------
     Net interest income yield on
     average earning assets           $ 84,332,410      64,061,351    3,462,433      2,839,184        4.11%        4.43%
                                        --------------------------------------------------------------------------------

Notes:
1. Non-accruing loans are included in the average balances. Average non-accruing loans were $169,302 in 2000 and were $77,811 in 1999.
2. Loan fees are included in the interest income computation and were $130,878 in 2000 and $94,754 in 1999.

The following table sets forth a summary of the changes in interest income and interest expense resulting from changes in volume and rates from 1999 to 2000.

                                                                          Increase/(Decrease)
                                                                          -------------------
                                                                     Net           Due to          Due to
                                                                   Change         Rate (1)       Volume (1)
                                                                   ------         --------       ----------
Interest Earning Assets
Loans                                                   $        1,669,122         175,764       1,493,358
Taxable investment securities                                      234,339          20,710         213,629
Non-taxable investment securities                                  151,306          34,741         116,565
Interest bearing deposits in other banks                           (16,734)         15,562         (32,296)
Federal funds sold                                                  42,624          38,364           4,260
                                                                 ---------        --------       ---------
       Total Interest Income                                     2,080,657         285,141       1,795,515
                                                                 ---------        --------       ---------

Interest Bearing Liabilities
Interest bearing demand deposits                                    28,949             906          28,043
Savings and money market deposits                                  181,003          88,093          92,910
Time deposits                                                      924,084         321,361         602,723
Borrowed funds                                                     323,372          29,532         293,840
                                                                 ---------         -------       ---------
       Total Interest Expense                                    1,457,408         439,892       1,017,516
                                                                 ---------         -------       ---------

Net Interest Income                                     $          623,249         (154,751)       777,999
                                                                 =========          =======      =========


(1) The changes in interest income and expense not due solely to rate or volume have been allocated proportionately to the rate and volume amounts calculated before allocation.

II.   Investment Portfolio

Refer to note (2) Investment Securities of the Notes to Consolidated Financial Statements included in the 2000 Annual Report, which is incorporated herein by reference.

The weighted average tax equivalent yield of investment securities maturing in one year or less as of December 31, 2000 was 6.48%. The weighted average tax equivalent yield of investment securities maturing from one to five years as of December 31, 2000 was 6.43%. The weighted average tax equivalent yield of investment securities maturing in greater than five years as of December 31, 2000 was 6.98%.

III.  Loan Portfolio

                                             12/31/00           12/31/99
               Loan Types                     Balance            Balance
               ----------                    --------            -------
      Commercial                      $     13,625,570   $     13,438,239

      Real estate - construction             3,884,681          2,534,684

      Real estate - mortgage                42,579,865         27,356,312

      Consumer loans                        13,215,763         12,490,147
                                            ----------         ----------
                              Total   $     73,305,879    $    55,819,382
                                            ==========         ==========

                                                           Maturity and Repricing by Type
                                                                    Due from 1
                                    Due in 1 year                through 5 years             Due after 5 years
                                    -------------                ---------------             -----------------

                             Fixed rate    Variable rate     Fixed rate    Variable rate     Fixed rate    Variable rate
                             ----------    -------------     ----------    -------------     ----------    -------------
      Commercial          $   4,471,634      2,327,425        5,073,970       1,836,474          24,953              318

      Real estate -
        construction          3,783,596           -              -                 -               -                -

      Real estate -
        mortgage              8,313,481      5,947,041       22,652,011       4,066,880          6,414        1,579,079

      Consumer loans          6,237,936         67,311        6,648,628         149,559         54,873             -
                             ----------      ---------       ----------      ----------         ------        ---------

                  Total   $  22,806,647      8,341,777       34,374,609       6,052,913         86,240        1,579,397
                             ==========      =========       ==========       =========         ======        =========

The maturity distribution is less than the total at year-end by the amount of non-accrual loans totaling $64,296.

 Risk Elements

                                                                           2000         1999
Nonaccrual, Past Due and Restructured Loans                                ----         ----
-------------------------------------------
Nonaccrual loans                                                     $    64,296       33,582
Accruing loans contractually past due 90 days or more                $      -            -
Troubled debt restructurings                                         $    68,007      165,583

The amount of interest that would have been included in income on the above non-accrual loans if they had been current in accordance with their original terms was $7,488 in 2000 and $4,204 in 1999. The amount of interest that was included in interest income on the above loans was $1,831 in 2000 and $883 in 1999.

The Bank's policy is to place loans on non-accrual status when it appears that the collection of principal and interest in accordance with the terms of the loan is doubtful. Any loan that becomes 90 days past due as to principal or interest is automatically placed on non-accrual, unless corrective action is certain and imminent.

IV. Summary of Loan Loss Experience

    Allowance for possible loan losses                  2000             1999
    ----------------------------------                  ----             ----
Balance at the beginning of the period           $    684,131          569,185
Charge-offs:
    Commercial                                         39,916             -
    Real estate - mortgage                             27,781             -
    Consumer loans                                     72,412           63,025
                                                      -------          -------
    Total                                             140,109           63,025
                                                      -------          -------
Recoveries:
    Consumer loans                                     27,557           37,210
                                                      -------          -------
    Total                                              27,557           37,210
                                                      -------          -------
Net charge-offs:                                      112,552           25,815
Additions charged to operations                       285,323          140,761
                                                      -------          -------
Balance at end of period                         $    856,902          684,131
                                                      =======          =======

Average loans outstanding                        $ 62,753,539       47,646,549
Ratio of net charge-offs to average loans               0.18%            0.05%
Ratio of allowance to average loans                     1.37%            1.44%

The provision for loan losses was $285,323 for 2000, up $144,562 from 1999. Management and the board evaluate the adequacy of the loan loss reserve on a quarterly basis. This evaluation considers historical loan losses by risk grade under each major category of loans, i.e., commercial, real estate and consumer. It also considers current portfolio risk, industry concentrations and the uncertainty associated with changing economic conditions.

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

The approximate anticipated amount of charge-offs for 2001 allocated to current risk grade balances based on historical analysis of charge-offs associated with original loan grades is:

                                Projected
                  Grade        Charge-offs
                  -----        -----------
                    1               -
                    2                108
                    3             62,535
                    4             84,540
                    5              9,194
                    6             12,912
                    7               -
                    8               -
                                 -------
                  Total          169,289
                                 =======

Loans with a risk grade greater than 4 generally result from lower risk grade loans that have deteriorated and been down graded to a higher risk category. Since historical charge-off data is correlated to the original loan grade, for loan grades greater than 4, management uses reserve rates that it feels are at least as conservative as those commonly accepted under regulatory guidance.

V.   Deposits

                                                    Average          Average      Average     Average
                                                    Balance          Balance        Rate        Rate
                                                     2000             1999          2000        1999
                                                     ----             ----          ----        ----
      Non-interest bearing deposits           $    8,459,346        6,510,773
      Interest bearing demand deposits             5,830,029        4,483,770       2.08%       2.06%
      Savings and money market deposits           11,429,252        9,031,565       4.30%       3.43%
      Time deposits                               45,894,641       35,489,652       6.08%       5.26%
                                                  ---------------------------------------------------
                  Total average deposits      $   71,613,268       55,515,760       4.75%       4.09%
                                                  ===================================================

As of December 31, 2000 the amount outstanding of time certificates of deposit of $100,000 or more was $15,740,950. Amounts by time remaining until maturity on time deposits of $100,000 or more were:

                   3 months or less                $          1,442,856
                   over 3 through 6 months                    1,480,261
                   over 6 through 12 months                   4,943,750
                   over 12 months                             7,874,083
                                                             ----------
                                                   $         15,740,950
                                                             ==========

VI.  Return on Equity and Assets

                                                      2000           1999
                                                      ----           ----
     Return on average assets                         0.81%          0.95%

     Return on average equity                         9.48%          9.23%

     Dividend payout ratio                            0.00%          0.00%

     Average equity to average asset ratio            8.52%         10.29%

                           Supervision and Regulation

Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

The Company

Since the Company owns all of the capital stock of the Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956. As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

Acquisitions of Banks. The Bank Holding Company Act requires every bank holding
---------------------
company to obtain the Federal Reserve's prior approval before:

  o Acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank's voting shares;

  o   Acquiring all or substantially all of the assets of any bank; or

  o   Merging or consolidating with any other bank holding company.

Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve's consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits.

For example, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for five years. As a result, no bank holding company may acquire control of the Company until after the fifth anniversary date of the Bank's incorporation.

Change in Bank Control. Subject to various exceptions, the Bank Holding Company
-----------------------
Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

  o The bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

  o No other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

Permitted Activities. Since we have not qualified or elected to become a
---------------------
financial holding company, we are generally prohibited under the Bank Holding Company Act, from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in any activity other than:

  o   Banking or managing or controlling banks; and

  o An activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

  o   Factoring accounts receivable;

  o Making, acquiring, brokering or servicing loans and usual related activities;

  o   Leasing personal or real property;

  o Operating a non-bank depository institution, such as a savings association;

  o   Trust company functions;

  o   Financial and investment advisory activities;

  o   Conducting discount securities brokerage activities;

  o Underwriting and dealing in government obligations and money market instruments;

  o   Providing specified management consulting and counseling activities;

  o   Performing selected data processing services and support services;

  o Acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

  o   Performing selected insurance underwriting activities.

Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

Generally, if the Company qualifies and elects to become a financial holding company, it may engage in activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

  o   Lending, trust and other banking activities;

  o Insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

  o   Providing financial, investment, or advisory services;

  o Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

  o   Underwriting, dealing in or making a market in securities;

  o Other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

  o Foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

  o   Merchant banking through securities or insurance affiliates; and

  o   Insurance company portfolio investments.

To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least satisfactory. Additionally, the Company must file and election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days written notice prior to engaging in a permitted financial activity. Although we are eligible to elect to become a financial holding company, we currently have no plans to make such an election.

Support of Subsidiary Institutions. Under Federal Reserve policy, the Company is
-----------------------------------
expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy, the Company might not be inclined to provide it. In addition, any capital loans made by the Company to the Bank will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of the Company's bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

The Bank

Since the Bank is a commercial bank chartered under the laws of the State of Georgia, it is primarily subject to the supervision, examination and reporting requirements of the FDIC and the Georgia Department of Banking and Finance. The FDIC and Georgia Department of Banking and Finance regularly examine the Bank's operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank's deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

Branching. Under current Georgia law, the Bank may open branch offices
----------
throughout Georgia with the prior approval of the Georgia Department of Banking and Finance. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Georgia. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states' laws. Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

Under the Federal Deposit Insurance Act, states may "opt-in" and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Georgia has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia. This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition. However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state may be limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if their home state has also elected to opt-in. Consequently, until Georgia changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement
-------------------------
Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2000, we qualified for the well-capitalized category.

Federal banking regulators are required to take some mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.

An institution in any of the undercapitalized categories is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system
---------------------------
for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.96 cents per $100 of deposits for the first quarter of 2001.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Community Reinvestment Act. The Community Reinvestment Act requires that, in
---------------------------
connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve or the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Since our aggregate assets are not more than $250 million, under the Gramm-Leach-Bliley Act, we are subject to a Community Reinvestment Act examination only once every 60 months if we receive an outstanding rating, once every 48 months if we receive a satisfactory rating and as needed if our rating is less than satisfactory. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

Other Regulations. Interest and other charges collected or contracted for by the
------------------
Bank are subject to state usury laws and federal laws concerning interest rates. The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as:

  o The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

  o The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

  o The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

  o The Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

  o The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

  o The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of the Bank are subject to:

  o The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

  o The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Capital Adequacy

The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the FDIC and Georgia Department of Banking and Finance, in the case of the Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Since the Company's consolidated total assets are less than $150 million, under the Federal Reserve's capital guidelines, our capital adequacy is measured on a bank-only basis, as opposed to a consolidated basis. The Bank is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2000 our ratio of total capital to risk-weighted assets was 11% and our ratio of Tier 1 Capital to risk-weighted assets was 10%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2000, our leverage ratio was 8%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

The Bank and the Company are also both subject to leverage capital guidelines issued by the Georgia Department of Banking and Finance, which provide for minimum ratios of Tier 1 capital to total assets.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See "--Prompt Corrective Action."

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank. The principal source of the Company's cash flow, including cash flow to pay dividends to its shareholders, is dividends that the Bank pays to it. Statutory and regulatory limitations apply to the Bank's payment of dividends to the Company as well as to the Company's payment of dividends to its shareholders.

If, in the opinion of the federal banking regulator, the Bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it cease and desist from its practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "--Prompt Corrective Action" above.

The Georgia Department of Banking and Finance also regulates the Bank's dividend payments and must approve dividend payments that would exceed 50% of the Bank's net income for the prior year. Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

At December 31, 2000, the Bank was able to pay approximately $338,818 in dividends to the Company without prior regulatory approval.

Restrictions on Transactions with Affiliates

The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

  o   Loans or extensions of credit to affiliates;

  o   Investment in affiliates;

  o The purchase of assets from affiliates, except for real and personal property exempted by the Federal Reserve;

  o Loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

  o Any guarantee, acceptance or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Company must also comply with other provisions designed to avoid the taking of low-quality assets.

The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

Privacy

Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Polices

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

Item 2.  Description of Property
--------------------------------
Main Office
-----------
The principal place of business of both the Company and the Bank is located at 1490 Martha Berry Blvd., Rome, Georgia 30165-1618. Construction of a new one-story, 9,000 square foot brick, traditional bank building at this location was completed in October 1996. It includes office space for administration, lending, customer service and new accounts, operations facilities, four drive-through teller lanes, six stand-up teller windows, and a security vault with safe deposit boxes. The Bank owns the building and the 2.29 acres of graded land on which it is located.

In October 2000, the Bank purchased a 4,500 square foot office building adjacent to the main office located on Martha Berry Blvd. The purchase price of the facility was $340,000. Planned modifications to the facility were completed in the first quarter of 2001, and deposit operations, item processing, network administration and general accounting were relocated to the new offices. This move has made more space available in the main office for customer service and support. Management had originally planned to begin construction of a 4,265 square foot main office expansion in the fourth quarter of 2000. However, after careful analysis, we determined the cost of purchasing the adjacent office building to be a more favorable alternative. The expansion of the main office remains a future possibility as the Bank continues to grow.

East Rome Office
----------------
The Bank also operates a 1,820 square foot branch at 800 East Second Avenue in Rome, approximately two miles south of the Bank's main office. The East Rome Office opened for business in the first week of June 1998. It is a full service office with three drive-up banking lanes and has a drive-up ATM.

West Rome Office
----------------
In the second quarter of 2000, the Bank opened a branch facility at 2518 Shorter Avenue in Rome. It is a full service office of approximately 1,600 square feet with two drive-up banking lanes and a drive-up ATM. The site is located approximately four miles west of the Bank's main office.

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

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------
The information set forth under the caption "Market for Common Equity and Related Stockholder Matters" in the 2000 Annual Report is incorporated herein by reference.

Item 6. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
        of Operations
        -------------
The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2000 Annual Report is incorporated herein by reference.

Item 7. Financial Statements
----------------------------
The consolidated balance sheets of the Company as of December 31, 2000 and 1999, and the related consolidated statements of earnings and comprehensive income, changes in stockholders' equity, and cash flows, and notes to the consolidated financial statements for each of the three years in the period ended December 31, 2000, and the report issued thereon by the Company's independent public accountants, which appear in the 2000 Annual Report are incorporated herein by reference.

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

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act
        --------------------------------------
The information set forth under the caption "Election of Directors" in the Proxy Statement is incorporated herein by reference.

Item 10.Executive Compensation
-------------------------------
The information set forth under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 11.Security Ownership of Certain Beneficial Owners and Management
----------------------------------------------------------------------
The information set forth under the caption "Stock Ownership" in the Proxy Statement is incorporated herein by reference.

Item 12.Certain Relationships and Related Transactions
------------------------------------------------------
The information set forth under the caption "Related Party Transactions" in the Proxy Statement is incorporated herein by reference.

Item 13.Exhibits, List and Reports on Form 8-K
----------------------------------------------
(a)  The following documents are filed as part of this report:

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

13.1  2000 Annual Report to Shareholders

21.1 Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996).
---------------------------------
* Indicates a management contract or compensatory arrangement.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2000.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GREATER ROME BANCSHARES, INC.

                                        By:/s/ Thomas D. Caldwell, III
                                           ---------------------------
                                           Thomas D. Caldwell, III, President
Date: March 26, 2001
      --------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                  Title                              Date
         ---------                                  -----                              ----

/s/ Robert L. Berry                                Director                        March 26, 2001
-------------------
Robert L. Berry

/s/ Frank A. Brown, Jr.                            Director                        March 26, 2001
-----------------------
Frank A. Brown, Jr.

/s/ Thomas D. Caldwell, III                Chairman, CEO and President             March 26, 2001
---------------------------
Thomas D. Caldwell, III                   (Principal Executive Officer)

/s/ Gene G. Davidson                               Director                        March 26, 2001
--------------------
Gene G. Davidson

/s/ Henry Haskell Perry                            Director                        March 26, 2001
-----------------------
Henry Haskell Perry

/s/ Bradford Lee Riddle                            Director                        March 26, 2001
-----------------------
Bradford Lee Riddle

/s/ M. Wayne Robinson                              Director                        March 26, 2001
---------------------
M. Wayne Robinson

/s/ Dale G. Smith                                  Director                        March 26, 2001
-----------------
Dale G. Smith

/s/ Paul E. Smith                                  Director                        March 26, 2001
-----------------
Paul E. Smith

/s/ W. Fred Talley                                 Director                        March 26, 2001
------------------
W. Fred Talley

/s/ Martha Berry Walstad                           Director                        March 26, 2001
------------------------
Martha Berry Walstad

/s/ E. Grey Winstead, III                    Chief Financial Officer               March 26, 2001
-------------------------
E. Grey Winstead, III                  (Principal Financial and Accounting
                                                   Officer)

                          GREATER ROME BANCSHARES, INC.

      Form 10-KSB Annual Report for the Fiscal Year ended December 31, 2000

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

   13.1 2000 Annual Report to Shareholders.

   21.1 Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 of the Company's Annual Report on Form 10-KSB for the year ended December 31,
        1996).                                                                                 N/A

----------------------------------------
o        Indicates a management contract or compensatory arrangement.