Form 10QSB
period 2001-03-31
GREATER ROME BANCSHARES INC
filed 2001-05-15
CIK 928484

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

 X       Quarterly report under Section 13 or 15(d) of the Securities
---      Exchange Act of 1934 For the quarterly period ended March 31, 2001

---      Transition report under Section 13 or 15(d) of the Exchange Act
         For the transition period from           to
                                       -----------  ------------

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

         704,181 shares of common stock, $.01 par value per share, were issued and outstanding as of April 30, 2001.

         Transitional Small Business Disclosure Format (check one):Yes    No X
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

                  GREATER ROME BANCSHARES, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets
                                   (Unaudited)
                      March 31, 2001 and December 31, 2000

                                                Assets
                                                ------

                                                                           2001              2000
                                                                           ----              ----
 Cash and due from banks, including reserve
        requirements of $212,000 in 2001 and $241,000 in 2000       $      2,142,537         3,158,370
 Federal funds sold                                                        3,540,000         4,013,000
 Interest bearing deposits                                                 1,259,396           235,462
                                                                         -----------       -----------
        Cash and cash equivalents                                          6,941,933         7,406,832

 Securities available-for-sale                                            20,140,649        18,863,175
 Securities held-to-maturity                                               1,879,925         1,879,731
 Loans, net                                                               73,754,168        72,414,504
 Premises and equipment, net                                               3,559,271         3,493,969
 Bank owned life insurance                                                 1,284,152         1,268,858
 Accrued interest receivable and other assets                              1,230,409         1,462,803
                                                                         -----------       -----------
                                                                    $    108,790,507       106,789,872
                                                                         ===========       ===========

                                 Liabilities and Stockholders' Equity
                                 ------------------------------------

 Deposits:
        Demand                                                      $      8,597,740         8,616,230
        Interest bearing demand                                            7,172,470         6,521,162
        Savings                                                           11,782,468        12,180,103
        Time                                                              40,433,107        39,450,996
        Time, $100,000 and over                                           17,628,660        15,740,950
                                                                         -----------       -----------
                   Total deposits                                         85,614,445        82,509,441

 Federal Home Loan Bank borrowings                                        12,850,000        12,850,000
 Securities sold under repurchase agreement                                     -            2,500,000
 Federal funds purchased                                                   1,000,000              -
 Accrued interest payable and other liabilities                              653,626           715,712
                                                                         -----------       -----------
                   Total liabilities                                     100,118,071        98,575,153
                                                                         -----------       -----------
 Commitments

 Stockholders' equity:
        Preferred stock, par value $1.00 per share; 100,000 shares
                   authorized; no shares issued or outstanding                  -                 -
        Common stock, par value $.01 per share; 10,000,000
                   shares authorized; 697,616 and 698,316 shares
                   issued and outstanding respectively                         6,976             6,983
        Additional paid-in capital                                         6,914,978         6,921,915
        Accumulated earnings                                               1,425,325         1,220,426
        Accumulated other comprehensive income                               325,157            65,395
                                                                         -----------       -----------
                   Total stockholders' equity                              8,672,436         8,214,719
                                                                         -----------       -----------
                                                                    $    108,790,507       106,789,872
                                                                         ===========       ===========

 See accompanying notes to consolidated financial statements.

                  GREATER ROME BANCSHARES, INC. AND SUBSIDIARY

          Consolidated Statements of Earnings and Comprehensive Income
                                   (Unaudited)
               For the Three Months Ended March 31, 2001 and 2000

                                                                 Three Months   Three Months
                                                                    Ended           Ended
                                                                 Mar 31, 2001   Mar 31, 2000
                                                                 ------------   ------------
Interest income:
    Interest and fees on loans                                   $ 1,793,466      1,324,668
    Interest and dividends on investments
       Taxable                                                       218,026        202,286
       Nontaxable                                                     99,646         34,369
    Interest on federal funds sold and deposits with other banks      47,924         60,130
                                                                   ---------      ---------
       Total interest income                                       2,159,062      1,621,453
                                                                   ---------      ---------

Interest expense:
    Time deposits                                                    915,299        563,524
    Savings deposits                                                 116,119         88,766
    Interest bearing demand deposits                                  34,505         29,942
    Other                                                            204,959        141,583
                                                                   ---------      ---------
       Total interest expense                                      1,270,882        823,815
                                                                   ---------      ---------

       Net interest income                                           888,180        797,638
Provision for loan losses                                             66,000         31,610
                                                                   ---------      ---------
       Net interest income after provision for loans losses          822,180        766,028
                                                                   ---------      ---------
Other income:
    Service charges                                                   71,280         50,787
    Other                                                            102,203         40,149
                                                                   ---------      ---------
       Total other income                                            173,483         90,936
                                                                   ---------      ---------

Other expenses:
    Salaries and employee benefits                                   396,279        330,393
    Occupancy                                                        106,461         87,780
    Other operating                                                  217,568        205,930
                                                                   ---------      ---------
       Total other expenses                                          720,308        624,103
                                                                   ---------      ---------

       Income  before income taxes                                   275,355        232,861
Income tax expense                                                    67,600         71,132
                                                                   ---------      ---------
       Net income                                                $   207,755        161,729
                                                                   =========      =========
Other comprehensive income
    Unrealized gains (losses) on securities available
       for sale arising during  period, net of tax (benefit) of
       $108,506 and $(23,583)                                        177,337        (38,544)
    Unrealized gain on interest rate swap arising during the
       period, net of tax of $50,433 and $0                           82,425           -
                                                                   ---------      ---------

       Total other comprehensive income                          $   467,517        123,185
                                                                   =========      =========

Basic earnings per share                                         $      0.30           0.23
                                                                   =========      =========
Diluted earnings per share                                       $      0.28           0.22
                                                                   =========      =========

See accompanying notes to consolidated financial statements.

                  GREATER ROME BANCSHARES, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
               For the Three Months Ended March 31, 2001 and 2000

                                                                                  2001             2000
                                                                                  ----             ----
Cash flows from operating activities:
     Net income                                                            $     207,755          161,729
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation, amortization and accretion                                  49,590           43,266
        Provision for loan losses                                                 66,000           31,610
        Change in:
          Interest receivable and other assets                                   108,595         (114,214)
          Interest payable and other liabilities                                 (62,087)          60,639
                                                                               ---------        ---------
        Net cash provided by operating activities                                369,853          183,030
                                                                               ---------        ---------

Cash flows from investing activities:
     Proceeds from maturities and calls of securities available-for-sale       2,845,485          172,967
     Purchases of securities available-for-sale                               (3,750,010)      (1,595,762)
     Purchase of FHLB stock                                                         -             (50,000)
     Net increase in loans                                                    (1,405,664)      (1,101,157)
     Purchases of premises and equipment                                        (119,767)         (52,216)
                                                                               ---------        ---------
        Net cash used by investing activities                                 (2,429,956)      (2,626,168)
                                                                               ---------        ---------

Cash flows from financing activities:
     Net change in deposits                                                    3,105,004        1,822,349
     Net change in FHLB borrowings                                                  -           2,000,000
     Net change in securities sold under repurchase agreements                (2,500,000)      (1,500,000)
     Net change in federal funds purchased                                     1,000,000             -
     Purchase and retirement of treasury stock                                    (9,800)            -
                                                                               ---------        ---------
        Net cash provided by financing activities                              1,595,204        2,322,349
                                                                               ---------        ---------

Net change in cash and cash equivalents                                         (464,899)        (120,789)

Cash and cash equivalents at beginning of period                               7,406,832        5,029,652
                                                                               ---------        ---------
Cash and cash equivalents at end of period                                 $   6,941,933        4,908,863
                                                                               =========        =========
Supplemental disclosures of cash flow information:
     Cash paid for:
        Interest                                                           $   1,164,244          808,667
        Income taxes                                                       $       9,500            1,400
Non cash investing and financing activities:
     Change in unrealized gain (loss) on sale of securities
        available-for-sale                                                 $     285,843          (62,126)
     Change in unrealized gain on interest rate swap                       $     132,858             -


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

                                               Net          Common    Per Share
For the quarter ended March 31, 2001:        Earnings        Share      Amount
                                             --------        -----      ------

      Basic earnings per share              $ 207,755       697,683      0.30

      Effect of stock options                    -           37,460        -
                                              -------       -------      ----
      Diluted earnings per share            $ 207,755       735,143      0.28
                                              =======       =======      ====


                                               Net          Common    Per Share
For the quarter ended March 31, 2000:        Earnings        Share      Amount
                                             --------        -----      ------

      Basic earnings per share              $ 161,729       701,600      0.23

      Effect of stock options                    -           27,845        -
                                              -------       -------      ----
      Diluted earnings per share            $ 161,729       729,445      0.22
                                              =======       =======      ====

Derivative Instruments and Hedging Activities
---------------------------------------------
Effective June 1, 1999, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for hedging activities and for derivative instruments including derivative instruments embedded in other contracts. SFAS No. 133 requires the fair value recognition of derivatives as assets or liabilities in the financial statements. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative instrument at inception. The change in fair value of instruments used as fair value hedges is accounted for in the income of the period simultaneous with accounting for the fair value change of the item being hedged. The change in fair value of the effective portion of cash flow hedges is accounted for in comprehensive income rather than income, and the change in fair value of foreign currency hedges is accounted for in comprehensive income as part of the translation adjustment. The change in fair value of derivative instruments that are not intended as a hedge is accounted for in the income of the period of the change.

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

FINANCIAL CONDITION

As of March 31, 2001, the Company had $108.8 million in total assets, up $2.0 million over year-end 2000. Total deposits increased $3.1 million over year-end 2000 to $85.6 million. ___ Net loans outstanding increased $1.3 million over year-end 2000 to $73.7 million. All of the Bank's growth in loans has come from the local market. We attribute this growth to a relatively stable local economy combined with competitive banking services delivered by a locally owned and operated community bank. The Bank is the only locally owned and operated community bank in its market, which has been dominated by regional banks and fragmented by credit unions over the past several years.

In October 2000, the Bank purchased an office building adjacent to the main office located on Martha Berry Blvd. in Rome. The purchase price of the facility was $340,000. Planned modifications to the facility were completed in the first quarter of 2001 and deposit operations, items processing, network administration and general accounting were relocated to the new offices. This move has made more space available in the main office for customer service and support. Management originally planned to begin construction of a 4,265 square foot main office expansion in the fourth quarter of 2000. However, after careful analysis, we determined the cost of purchasing the adjacent office building to be a more favorable alternative. The expansion of the main office remains a future possibility as the Bank continues to grow.

The banking industry continues to experience competition from non-banks for deposit and investment type products. Competition for local deposit dollars continues to put upward pressure on the cost of deposits. The Bank's asset/liability management committee has adopted policies designed to diversify funding sources if local market deposits become less available and even more costly. Within limits, the Bank may obtain funding from brokered certificates of deposit and other forms of wholesale borrowing, such as the Federal Home Loan Bank and term repurchase agreements. These policies should allow the Bank to continue to meet the local market's credit demands while providing the flexibility to obtain funding from various sources at optimum rates. While this policy provides greater funding flexibility, the Bank continues to place primary funding emphasis on local deposit growth. Core deposit growth development is the primary focus of the Bank's current asset/liability management strategies. As of March 31, 2001, the Bank had $5,000,000 in brokered deposits.

Capital

At March 31, 2001, the Bank's capital position was in excess of FDIC guidelines to qualify as "well capitalized". Based on the level of the Bank's risk weighted assets at quarter end, we had $779,000 more capital than necessary to satisfy the "well-capitalized" criteria. The Bank's capital adequacy is monitored quarterly by the asset/liability committee. At these quarterly meetings, the committee develops strategies for the Bank's asset and liability growth, mix and pricing.

We continue to evaluate opportunities to effectively deploy this capital in order to improve shareholder returns. As a routine part of our business, we evaluate opportunities with other financial institutions. Thus, at any time, discussions, negotiations and due diligence activities concerning potential transactions may occur.

From time to time, the Company may also purchase stock from shareholders who have indicated a desire to sell their stock. Such transactions not only provide liquidity for the Company's stock, but generally also improve the returns for all remaining shareholders. Through the first quarter of 2001, the Company had purchased and retired 6,310 shares of stock from shareholders.

The Bank's capital at March 31, 2001 will support assets up to approximately $119 million and maintain its well-capitalized status. Assuming that the Bank continues to grow with a risk-weighted asset mix consistent with its historical experience, that asset quality is maintained, and that earnings growth continues at its current rate, our 12-month projected capital would approach the minimum limits to be well-capitalized when our assets are approximately $131 million.

Given the recent signs of a slowing economy, and the Company's declining excess capital levels, management has budgeted a much slower asset growth rate for 2001. Emphasis for 2001 is focused on earnings improvement and operational efficiency initiatives to improve the Company's capital growth through earnings. In an effort to position the Bank for potential high growth opportunities in the future, the Company obtained a credit line for $2,000,000 in the first quarter of 2001 from one of its correspondent banks. The line has a two-year revolving period, with interest paid quarterly, and is then repaid over a five-year even amortization plus interest, on a quarterly basis. If capital is required at the Bank level to support asset growth, the Company will borrow sufficient funds against the credit facility and contribute them to the Bank to maintain its "well-capitalized" status for at least the next 12 months.

Liquidity

The Bank's liquidity position is monitored on daily management reports, and the Asset Review Committee reviews the Bank's liquidity position against policy ratios on a weekly basis. The Board of Directors reviews policy ratios against actual performance in the monthly board reports.

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

For the first three months of 2001, deposit growth exceeded loan growth by $1.8 million. Securities held-to-maturity remained unchanged at $1.9 million. Securities available-for-sale increased $1.3 million to $20.1 million. At March 31, 2001, the duration of the Bank's security portfolio was 4.0 years with a weighted average tax equivalent yield of 6.76%. All of the Bank's investment securities are eligible as collateral for borrowings under either repurchase agreements with our correspondent banks or advances from the Federal Home Loan Bank. At March 31, 2001, securities totaling $3.7 million and $200,000 in cash were pledged as collateral for FHLB advances. As of March 31, 2001, the Bank had unfunded loan commitments totaling $6.2 million.

At March 31, 2001 the funds available for liquidity purposes consisted of $18.0 million in securities (eligible for sale under repurchase agreements), plus Federal funds sold and other short-term bank deposits of $4.6 million, for a total of $22.6 million. Under the repurchase agreements, margin requirements range from 3% to 10% of the current market value of the underlying security, and the borrowing rate tends to have a spread of approximately 25 to 40 basis points over the Federal funds sold rate. The repurchase agreements allow the Bank to raise funds out of its total securities portfolio without being forced to sell the securities and recognize gains or losses as a result of the sale. In addition to these sources of funds, the Bank has unsecured Federal funds purchase lines of credit totaling $4.5 million, of which $3.5 million was available at quarter-end. Our correspondent banks may revoke these lines at any time.

FHLB membership provides an additional source of liquidity through credit programs, which can provide term funding for up to 10 years and, in qualified programs, up to 20 years. At March 31, 2001, the Bank had a total of $12.9 million in advances outstanding with the FHLB. We have assigned $15.9 million in eligible residential first mortgage and commercial real estate loans and $3.7 million in securities to the FHLB as collateral for this financing.

The FHLB currently has call options on $9.0 million of its advances to the Bank. If call options are exercised on any of the advances, they will be converted into a three-month LIBOR-based floating rate advance at the three-month LIBOR rate. The most likely reason that the FHLB would call the advances would be if interest rates rose sufficiently to present better investment alternatives for the FHLB. In the event of a call, we evaluate funding alternatives in light of the Bank's interest rate risk profile at the time.

RESULTS OF OPERATIONS

The Company had net earnings of $207,755 ($0.30 per share) for the three months ended March 31, 2001. This compares to net earnings of $161,729 ($0.23 per share) for the three months ended March 31, 2000. Income before income taxes in the first quarter of 2000 improved over the same period in 2000 by $42,494 (18.2%) to $275,355.

Net Interest Income

Net interest income increased $90,542 (11.4%) to $888,180 for the three months ended March 31, 2001. This was primarily due to the 29.7% increase in average earning assets from $75.5 million in first quarter 2000 to $98.0 million for the first quarter of 2001. The net yield on average earning assets, before the provision for loan losses, was 3.68% for 2001. This compares to 4.24% for 2000. The Bank's cost of funds has risen 88 basis points, while its yield on earning assets has risen 33 basis points in the first quarter of 2001 as compared to the same period in 2000. The percentage of average earning assets funded by interest bearing liabilities increased 4.0% to 91.2%, while loans as a percent of earning assets increased 2.1% to 75.6%.

Summary of Loan Loss Experience

                                                                           Three months   Three months
                                                                              ended          ended
                                                                             3/31/01        3/31/00
                                                                             -------        -------
Allowance for possible loan losses at the beginning of the quarter      $    856,902        684,131
Charge-offs:
    Real estate - mortgage                                                      -              -
    Consumer loans                                                            37,478         22,590
                                                                             -------        -------
    Total                                                                     37,478         22,590
                                                                             -------        -------
Recoveries:
    Real estate - mortgage                                                      -              -
    Consumer loans                                                             2,560          4,502
                                                                             -------        -------
    Total                                                                      2,560          4,502
                                                                             -------        -------
Net charge-offs:                                                              34,918         18,088
Additions charged to operations                                               66,000         31,610
                                                                             -------        -------
Balance at end of quarter                                               $    887,984        697,653
Average loans outstanding, net of unearned income                       $ 73,900,968     55,626,012
Ratio of net charge-offs to average loans                                       0.05%         0.03%

The provision for loan losses was $66,000 in the first quarter of 2001, representing a $34,390 increase from the provision for the same period in 2000.

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

The approximate anticipated amount of charge-offs for 2001 allocated to current risk grade balances based on historical analysis of charge-offs associated with original loan grades is:

                                      Projected
                        Grade        Charge-offs
                        -----        -----------
                          1                -
                          2                 108
                          3              62,535
                          4              84,540
                          5               9,194
                          6              12,912
                          7                -
                          8                -
                                         ------
                        Total           169,289
                                        =======


Risk Elements

                                                                March 31, 2001         March 31, 2000
                                                                --------------         --------------
Nonaccrual, Past Due and Restructured Loans
-------------------------------------------
Nonaccrual loans                                                $     73,333                158,525
Accruing loans contractually past due 90 days or more           $      5,990                   -
Troubled debt restructurings                                    $     67,705                245,252

The amount of interest that would have been included in income on the above non-accrual loans if they had been current in accordance with their original terms was $3,464 in 2001 and $4,373 in 2000. The amount of interest that was included in interest income on the above loans was $0 in 2001 and $0 in 2000.

The Bank's policy is to place loans on non-accrual status when it appears that the collection of principal and interest in accordance with the terms of the loan is doubtful. Any loan that becomes 90 days past due as to principal or interest is placed on non-accrual, unless corrective action is certain and imminent.

Non-interest Income and Expenses

Non-interest income increased $82,547 (91%) to $173,483 for the three months ended March 31, 2001 from the same period of 2000. This was mainly due to a significant increase in demand for mortgage loans resulting from a drop in mortgage rates during first quarter as well as our increased focus on developing mortgage lending business. Mortgage origination fees increased from $4,915 in 2000 to $62,521 in 2000. Service charges on deposit accounts increased $20,493 (40%) to $71,280.

Non-interest expenses increased $96,205 (15%) to $720,308 for the three months ended March 31, 2001 from the same period for 2000. The lower growth rate of non-interest expenses relative to the earning asset growth rate of 29.7% indicates that our operating efficiencies continue to improve.

Salaries and benefits for the three months ended March 31, 2001 increased $65,886 (19.9%) to $396,279 from the same period in 2000. This is due to the growth in the number of full-time-equivalent employees and increases in the costs of employee benefits. The number of employees grew from 38 at the end of the first quarter of 2000 to 42 at the end of the first quarter of 2001. Occupancy costs increased by $18,681 (21.3%) to $106,461 in 2001 from the same period in 2000. The increase is due mainly to the installation of the Bank's operations center in first quarter of 2001.

Other operating expenses increased $11,638 (5.7%) to $217,568 in 2001 from the same period in 2000. In 2000, management implemented several initiatives to reduce the cost of back office services such as item processing, statement rendering and wire services. These efficiency moves allowed the Bank to grow its earning assets by 29.7% without a commensurate increase in handling costs.

In 2000, management implemented a technology development program to evaluate all of its existing technologies and determine the most effective alternatives for data processing, item processing/check imaging, new loan and deposit processing, document imaging and optical data storage. Internet banking and e-commerce evaluations were also initiated. A technology consultant was used to assist with the evaluations. Contracts on these technology initiatives are in various stages of completion and services are expected to be installed throughout 2001. These initiatives should further improve customer services as well as operating efficiencies. We continue to focus on improving operating expense efficiencies, through the use of current banking technologies, outsourcing solutions and human resource training and development.

Interest Rate Sensitivity

In the current economic environment, improvement in the Company's earnings depends less upon continued earning asset growth and more upon maintaining good asset quality, core deposit development, recurring service fee income enhancement and operating efficiency improvement.

Given the intense competition for core deposits in the Bank's local market, much of the Bank's recent growth has been funded by interest bearing CD's and borrowed funds. This has had an adverse impact on the Bank's interest margin, while improving earnings per share. The terms of these funding sources were planned to minimize the impact on the Bank's liquidity and interest rate risk. As the Bank's asset growth rate is moderated to come line with expected earnings growth rates, management is very focused on strategies to replace these high cost funds with lower cost core deposits. This may increase interest rate risk but should improve the earnings power of the margin.

The Bank uses a third party interest rate risk analysis product, which quantifies the amount of risk to the net interest margin and to the current market value of equity. It produces a composite analysis of several approaches including GAP analysis, rate shocks in 100-point increments up and down 400 basis points, and simulation modeling.

As with any model, many assumptions have to be made about the repricing attributes of the Bank's assets and liabilities. Where industry experience seems appropriate, such assumptions are used. Given the extremely competitive market for the public's investing and savings dollars, the "basis risk," or lack of correlation between changes in the yields on U.S. Treasury securities and customer deposit rates, seems to be increasing. In other words, if the one-year T-bill falls in yield by 100 basis points, it is unlikely that one-year time deposits will roll down by 100 basis points at maturity. This uncertainty increases the uncertainty about the conclusiveness of the interest rate risk models.

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

4.2 Form of Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement No. 33-82858 on Form SB-2).

10.1 *Employment Agreement between the Company and Thomas D.Caldwell, III dated September 1, 1997. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997).

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

10.5 *Employment Agreement between the Company and E. Grey Winstead,III dated September 1, 1997. (Incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997).

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

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarterly period ended March 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GREATER ROME BANCSHARES, INC.



Date:  May 4, 2001                By: /s/ Thomas D. Caldwell, III
                                      ---------------------------
                                      Thomas D. Caldwell, III
                                      President, Chief Executive Officer


                                  By: /s/ E. Grey Winstead, III
                                      -------------------------
                                      E. Grey Winstead, III
                                      Principal Financial and Accounting Officer

                          GREATER ROME BANCSHARES, INC.
            Form 10-QSB for the quarterly period ended March 31, 2001

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

   4.2    Form of Stock Certificate (Incorporated by reference to Exhibit 4.2 to
          the Company's Registration Statement No. 33-82858 on Form SB-2).                   N/A

  10.1    *Employment Agreement between the Company and Thomas D. Caldwell,III dated September 1, 1997. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-QSB for the quarter ended
          September 30, 1997).                                                               N/A

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

---------------------------------
* Indicates a management contract or compensatory arrangement.