Form 10QSB
period 2001-06-30
GREATER ROME BANCSHARES INC
filed 2001-08-14
CIK 928484

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

 X       Quarterly  report under Section 13 or 15(d) of the Securities  Exchange
---      Act of 1934 For the quarterly period ended June 30, 2001

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

         703,881 shares of common stock, $.01 par value per share, were issued and outstanding as of July 30, 2001.

         Transitional Small Business Disclosure Format(check one): Yes    No X
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

                  GREATER ROME BANCSHARES, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets
                                   (Unaudited)
                       June 30, 2001 and December 31, 2000

                                                Assets
                                                ------

                                                                           2001              2000
                                                                           ----              ----
 Cash and due from banks, including reserve
        requirements of $245,000 in 2001 and $241,000 in 2000       $      2,182,431         3,158,370
 Federal funds sold                                                        3,551,000         4,013,000
 Interest bearing deposits                                                   518,293           235,462
                                                                         -----------       -----------
        Cash and cash equivalents                                          6,251,724         7,406,832

 Securities available-for-sale                                            21,563,382        18,863,175
 Securities held-to-maturity                                               1,384,555         1,879,731
 Loans, net                                                               74,528,354        72,414,504
 Premises and equipment, net                                               3,631,869         3,493,969
 Bank owned life insurance                                                 1,299,447         1,268,858
 Accrued interest receivable and other assets                              1,194,014         1,462,803
                                                                         -----------       -----------
                                                                    $    109,853,345       106,789,872
                                                                         ===========       ===========

                                 Liabilities and Stockholders' Equity
                                 ------------------------------------

 Deposits:
        Demand                                                      $      8,769,046         8,616,230
        Interest bearing demand                                            7,694,056         6,521,162
        Savings                                                           12,947,324        12,180,103
        Time                                                              39,306,783        39,450,996
        Time, $100,000 and over                                           17,668,626        15,740,950
                                                                         -----------       -----------
                   Total deposits                                         86,385,835        82,509,441

 Federal Home Loan Bank borrowings                                        12,850,000        12,850,000
 Securities sold under repurchase agreement                                     -            2,500,000
 Federal funds purchased                                                   1,000,000              -
 Accrued interest payable and other liabilities                              642,909           715,712
                                                                         -----------       -----------
                   Total liabilities                                     100,878,744        98,575,153
                                                                         -----------       -----------
 Commitments

 Stockholders' equity:
        Preferred stock, par value $1.00 per share; 100,000 shares
                   authorized; no shares issued or outstanding                  -                 -
        Common stock, par value $.01 per share; 10,000,000
                   shares authorized; 697,616 and 698,316 shares
                   issued and outstanding respectively                         7,039             6,983
        Additional paid-in capital                                         6,981,877         6,921,915
        Accumulated earnings                                               1,669,902         1,220,426
        Accumulated other comprehensive income                               315,783            65,395
                                                                         -----------       -----------
                   Total stockholders' equity                              8,974,601         8,214,719
                                                                         -----------       -----------
                                                                    $    109,853,345       106,789,872
                                                                         ===========       ===========

 See accompanying notes to consolidated financial statements.

                  GREATER ROME BANCSHARES, INC. AND SUBSIDIARY
          Consolidated Statements of Earnings and Comprehensive Income
                                   (Unaudited)
       For each of the Six and Three Months Ended June 30, 2001 and 2000

                                                                    Six Months      Six Months     Three Months    Three Months
                                                                       Ended           Ended           Ended          Ended
                                                                   Jun 30, 2001    Jun 30, 2000    Jun 30, 2001    Jun 30, 2000
                                                                   ------------    ------------    ------------    ------------
Interest income:
    Interest and fees on loans                                 $      3,559,130       2,751,140       1,765,664        1,426,472
    Interest and dividends on investments
       Taxable                                                          511,462         422,614         293,436          226,083
       Nontaxable                                                       141,205          74,493          41,559           34,369
    Interest on federal funds sold and deposits with other banks         90,535         110,653          42,611           50,523
                                                                      ---------       ---------       ---------        ---------
       Total interest income                                          4,302,332       3,358,900       2,143,270        1,737,447
                                                                      ---------       ---------       ---------        ---------

Interest expense:
    Time deposits                                                     1,810,320       1,168,433         895,021          604,909
    Savings deposits                                                    211,510         197,705          95,391          108,939
    Interest bearing demand deposits                                     65,452          59,934          30,947           29,992
    Other                                                               372,159         310,929         167,200          169,346
                                                                      ---------       ---------       ---------        ---------
       Total interest expense                                         2,459,441       1,737,001       1,188,559          913,186
                                                                      ---------       ---------       ---------        ---------

       Net interest income                                            1,842,891       1,621,899         954,711          824,261
Provision for loan losses                                               132,000          78,782          66,000           47,172
                                                                      ---------       ---------        --------        ---------
       Net interest income after provision for loans losses           1,710,891       1,543,117         888,711          777,089
                                                                      ---------       ---------        --------        ---------
Other income:
    Service charges                                                     143,257         109,268          71,977           58,481
    Other                                                               224,210          92,204         122,007           52,055
                                                                      ---------       ---------        --------        ---------
       Total other income                                               367,467         201,472         193,984          110,536
                                                                      ---------       ---------        --------        ---------

Other expenses:
    Salaries and employee benefits                                      772,833         660,389         376,554          329,996
    Occupancy                                                           225,943         177,719         119,482           89,939
    Other operating                                                     447,075         405,642         229,507          199,712
                                                                      ---------       ---------       ---------        ---------
       Total other expenses                                           1,445,851       1,243,750         725,543          619,647
                                                                      ---------       ---------       ---------        ---------

       Income  before income taxes                                      632,507         500,839         357,152          267,978

Income tax expense                                                      167,794         151,859         100,194           80,727
                                                                      ---------       ---------       ---------        ---------
       Net income                                              $        464,713         348,980         256,958          187,251
                                                                      =========       =========       =========        =========
Other comprehensive income
    Unrealized gains (losses) on securities available
       for sale arising during  the period, net of tax (benefit) of
       $95,517, $(34,384), $(12,989) and $(10,801) respectively         156,108         (56,196)        (21,229)         (17,651)

    Unrealized gain on interest rate swap arising during the period,
       net of tax of $57,686, $0, $7,254 and $0 respectively             94,280             -            11,855             -
                                                                      ---------       ---------       ---------        ---------

       Total other comprehensive income                        $        250,388         (56,196)         (9,374)         (17,651)
                                                                      ---------       ---------       ---------        ---------

       Comprehensive income                                             715,101         292,784         247,584          169,600
                                                                      =========       =========       =========        =========

Basic earnings per share                                       $           0.66            0.50            0.36             0.27
                                                                      =========       =========       =========        =========
Diluted earnings per share                                     $           0.63            0.48            0.35             0.26
                                                                      =========       =========       =========        =========

See accompanying notes to consolidated financial statements.

                  GREATER ROME BANCSHARES, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
             For each of the Six Months Ended June 30, 2001 and 2000

                                                                                        2001            2000
                                                                                        ----            ----
 Cash flows from operating activities:
            Net income                                                          $     464,713         348,980
            Adjustments to reconcile net income to net cash
                      provided by operating activities:
                      Depreciation, amortization and accretion                         90,262          82,274
                      Provision for loan losses                                       132,000          78,782
                      Change in:
                        Interest receivable and other assets                          142,684        (141,388)
                        Interest payable and other liabilities                        (72,803)         86,146
                                                                                    ---------       ---------
                     Net cash provided by operating activities                        756,856         454,794
                                                                                    ---------       ---------

 Cash flows from investing activities:
            Proceeds from maturities and calls of securities available-for-sale     4,617,948         768,912
            Proceeds from maturities and calls of securities held-to-maturity         500,000            -
            Proceeds from sale of securities available-for-sale                       753,281            -
            Purchases of securities available-for-sale                             (7,704,016)     (2,827,520)
            Purchase of FHLB stock                                                       -            (50,000)
            Net increase in loans                                                  (2,245,850)     (5,327,065)
            Purchases of premises and equipment                                      (254,502)       (230,310)
                                                                                    ---------       ---------
                      Net cash used by investing activities                        (4,333,139)     (7,665,983)
                                                                                    ---------       ---------

 Cash flows from financing activities:
            Net change in deposits                                                  3,876,395       5,056,191
            Net change in FHLB borrowings                                                -          2,000,000
            Net change in securities sold under repurchase agreements              (2,500,000)        500,000
            Net change in federal funds purchased                                   1,000,000            -
            Common stock repurchased and retired                                      (48,000)        (27,700)
            Proceeds from stock options exercised                                      92,780            -
                                                                                    ---------       ---------
                      Net cash provided by financing activities                     2,421,175       7,528,491
                                                                                    ---------       ---------

 Net change in cash and cash equivalents                                           (1,155,108)        317,302

 Cash and cash equivalents at beginning of period                                   7,406,832       5,029,652
                                                                                    ---------       ---------

 Cash and cash equivalents at end of period                                     $   6,251,724       5,346,954
                                                                                    =========       =========
 Supplemental disclosures of cash flow information:
            Cash paid for:
                      Interest                                                  $   2,397,080       1,712,776
                      Income taxes                                              $     194,890         146,246
 Non cash investing and financing activities:
            Change in unrealized gain (loss) on sale of securities
                      available-for-sale                                        $     251,625         (90,580)
            Change in unrealized gain on interest rate swap                     $     151,966               -


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

                                   Six months ended June 30, 2001           Three months ended June 30, 2001
                                   ------------------------------           --------------------------------
                                  Net           Common      Per Share        Net          Common      Per Share
                                Earnings        Shares        Amount       Earnings       Shares        Amount
                                --------        ------        ------       --------       ------        ------

Basic earnings per share        $464,713       701,049         $0.66       $256,958       704,414        $0.36

Effect of stock options                         38,084                                     38,923
                                                ------                                     ------

Diluted earnings per share      $464,713       739,133         $0.63       $256,958       743,338        $0.34
                                ========       =======         =====       ========       =======        =====

                                   Six months ended June 30, 2000           Three months ended June 30, 2000
                                   ------------------------------           --------------------------------
                                  Net           Common      Per Share        Net          Common      Per Share
                                Earnings        Shares        Amount       Earnings       Shares        Amount
                                --------        ------        ------       --------       ------        ------
Basic earnings per share        $348,980       701,225         $0.50       $187,251       700,850        $0.27

Effect of stock options                         30,328                                     32,810
                                                ------                                     ------

Diluted earnings per share      $348,980       731,553         $0.48       $187,251       733,660        $0.26
                                ========       =======         =====       ========       =======        =====

Derivative Instruments and Hedging Activities
---------------------------------------------
Effective June 1, 1999, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for hedging activities and for derivative instruments including derivative instruments embedded in other contracts. SFAS No. 133 requires the fair value recognition of derivatives as assets or liabilities in the financial statements. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative instrument at inception. The change in fair value of instruments used as fair value hedges is accounted for in the income of the period simultaneous with accounting for the fair value change of the item being hedged. The change in fair value of the effective portion of cash flow hedges is accounted for in comprehensive income rather than income, and the change in fair value of foreign currency hedges is accounted for in comprehensive income as part of the translation adjustment. The change in fair value of derivative instruments that is not intended as a hedge is accounted for in the income of the period of the change.

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

FINANCIAL CONDITION

As of June 30, 2001, the Company had $109.9 million in total assets, up $3.1 million over year-end 2000. Total deposits increased $3.9 million over year-end 2000 to $86.4 million. Net loans outstanding increased $2.1 million over year-end 2000 to $74.5 million. All of the Bank's growth in loans has come from the local market. We attribute this growth to a relatively stable local economy combined with competitive banking services delivered by a locally owned and operated community bank. The Bank is the only locally owned and operated community bank in its market, which has been dominated by regional banks and fragmented by credit unions over the past several years.

The banking industry continues to experience competition from non-banks for deposit and investment type products. Competition for local deposit dollars continues to put upward pressure on the cost of deposits. The Bank's asset/liability management committee has adopted policies designed to diversify funding sources if local market deposits become less available and even more costly. Within limits, the Bank may obtain funding from brokered certificates of deposit and other forms of wholesale borrowing, such as the Federal Home Loan Bank and term repurchase agreements. These policies should allow the Bank to continue to meet the local market's credit demands while providing the flexibility to obtain funding from various sources at optimum rates. While this policy provides greater funding flexibility, the Bank continues to place primary funding emphasis on local deposit growth. Core deposit growth development is the primary focus of the Bank's current asset/liability management strategies. As of June 30, 2001, the Bank had $5,000,000 in brokered deposits.

Capital

At June 30, 2001, the Bank's capital position was in excess of FDIC guidelines to qualify as "well capitalized". Based on the level of the Bank's risk weighted assets at quarter end, we had $1.1 million more capital than necessary to satisfy the "well-capitalized" criteria. The Bank's capital adequacy is monitored quarterly by the asset/liability committee. At these quarterly meetings, the committee develops strategies for the Bank's asset and liability growth, mix and pricing.

We continue to evaluate opportunities to effectively deploy this capital in order to improve shareholder returns. As a routine part of our business, we evaluate opportunities with other financial institutions. Thus, at any time, discussions, negotiations and due diligence activities concerning potential transactions may occur.

From time to time, the Company may also purchase stock from shareholders who have indicated a desire to sell their stock. Such transactions not only provide liquidity for the Company's stock, but generally also improve the returns for all remaining shareholders. As of the end of the second quarter of 2001, the Company had purchased and retired a total of 8,910 shares of stock from shareholders.

The Bank's capital at June 30, 2001 will support assets up to approximately $123.5 million and maintain its well-capitalized status. Assuming that the Bank continues to grow with a risk-weighted asset mix consistent with its historical experience, that asset quality is maintained, and that earnings growth continues at its current rate, our 12-month projected capital would approach the minimum limits to be well-capitalized when our assets are approximately $135.6 million.

Given the recent signs of a slowing economy, and the Company's declining excess capital levels, management has budgeted a much slower asset growth rate for 2001. Emphasis for 2001 is focused on earnings improvement and operational efficiency initiatives to improve the Company's capital growth through earnings. In an effort to position the Bank for potential high growth opportunities in the future, the Company obtained a credit line for $2,000,000 in the first quarter of 2001 from one of its correspondent banks. The line has a two-year revolving period, with interest paid quarterly, and is then repaid over a five-year even amortization plus interest, on a quarterly basis. If capital is required at the Bank level to support asset growth, the Company will borrow sufficient funds against the credit facility and contribute them to the Bank to maintain its "well-capitalized" status for at least the next 12 months. At June 30, 2001, the Company had not drawn any funds from this credit line.

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

Long-term funding is available through loans from the Federal Home Loan Bank ("FHLB") that are collateralized by the Bank's investment in real estate loans or marketable securities. Other long-term funding sources include non-local institutional certificates of deposit that are obtained through direct advertising on the Internet and brokered deposits placed through approved brokers in the national markets. We will continue to seek cost effective alternative funding sources for both the short and long term, if local deposit growth does not keep pace with local loan demand. At times, term borrowings from the FHLB and even brokered deposits can be obtained at rates more favorable than local market term deposits. As long as policy limits allow, management will use non-core funding sources that have lower costs relative to local market term deposits.

The Bank's liquidity and asset/liability policies place limits on these non-core funding sources. These limits are designed to place emphasis on local deposit growth and limit the Bank's ability to grow solely from non-core funding sources.

For the first six months of 2001, deposit growth exceeded loan growth by $1.8 million. Securities held-to-maturity decreased $500,000 to $1.4 million. Securities available-for-sale increased $2.7 million to $21.5 million. At June 30, 2001, the duration of the Bank's securities portfolio was 4.4 years with a weighted average tax equivalent yield of 6.65%. All of the Bank's investment securities are eligible as collateral for borrowings under either repurchase agreements with our correspondent banks or advances from the Federal Home Loan Bank. At June 30, 2001, securities totaling $2.7 million were pledged as collateral for FHLB advances. As of June 30, 2001, the Bank had unfunded loan commitments totaling $7.3 million.

At June 30, 2001 the funds available for liquidity purposes consisted of $20.3 million in securities (eligible for sale under repurchase agreements), plus Federal funds sold and other short-term bank deposits of $4.1 million, for a total of $24.4 million. Under the repurchase agreements, margin requirements range from 3% to 10% of the current market value of the underlying security, and the borrowing rate tends to have a spread of approximately 25 to 40 basis points over the Federal funds sold rate. The repurchase agreements allow the Bank to raise funds out of its total securities portfolio without being forced to sell the securities and recognize gains or losses as a result of the sale. In addition to these sources of funds, the Bank has unsecured Federal funds purchase lines of credit totaling $4.5 million, of which $3.5 million was available at quarter-end. Our correspondent banks may revoke these lines at any time.

FHLB membership provides an additional source of liquidity through credit programs, which can provide term funding for up to 10 years and, in qualified programs, up to 20 years. At June 30, 2001, the Bank had a total of $12.9 million in advances outstanding with the FHLB. We have assigned $18.6 million in eligible residential first mortgage and commercial real estate loans and $2.7 million in securities to the FHLB as collateral for this financing.

The FHLB currently has call options on $8.0 million of its advances to the Bank. If call options are exercised on any of the advances, they will be converted into a three-month LIBOR-based floating rate advance at the three-month LIBOR rate. The most likely reason that the FHLB would call the advances would be if interest rates rose sufficiently to present better investment alternatives for the FHLB. In the event of a call, we will evaluate funding alternatives in light of the Bank's interest rate risk profile at the time.

RESULTS OF OPERATIONS

The Company had net earnings of $464,713 ($.66 per share) for the six months ended June 30, 2001 and $256,958 ($0.36 per share) for the three months ended June 30, 2001. This compares to net earnings of $348,980 ($0.50 per share) for the six months ended June 30, 2000 and $187,251 ($.27 per share) for the three months ended June30, 2000. Income before income taxes in the first six months of 2001 improved over the same period in 2000 by $131,668 (26.3%) to $632,507.

Net Interest Income

Net interest income increased $220,992 (13.6%) to $1,842,891 for the six months ended June 30, 2001 and increased $130,450 (15.8%) to $954,711 for the three months ended June 30, 2001, as compared to the same periods in 2000. This was primarily due to the 27.4% increase in average earning assets from $77.1 million in first six months of 2000 to $98.3 million for the first six months of 2001. The net yield on average earning assets, before the provision for loan losses, was 3.78% for 2001. This compares to 4.22% for 2000. The Bank's cost of funds has increased 46 basis points, while its yield on earning assets has increased 10 basis points in the second quarter of 2001 as compared to the same period in 2000. The lower net yield for 2001 was primarily due to the increase in funding costs attributable to the increase in interest bearing deposits and borrowed funds as a percent of earning assets. The percentage of average earning assets funded by interest bearing liabilities increased 3.4% to 91.0%. Loans as a percent of earning assets increased 1.3% to 75.5%.

Summary of Loan Loss Experience

                                                     Six months       Six months    Three months     Three months
                                                        ended           ended           ended           ended
    Allowance for possible loan losses                 6/30/01         6/30/00         6/30/01         6/30/00
    ----------------------------------                 -------         -------         -------         -------
Balance at the beginning of the period           $     856,902         684,131         887,984         697,653

Charge-offs:
    Commercial                                          26,828            -               -               -
    Consumer loans                                      48,507          36,647          37,857          14,057
                                                       -------         -------         -------         -------
    Total                                               75,335          36,647          37,857          14,057
                                                       -------         -------         -------         -------
Recoveries:
    Commercial                                             148            -                148            -
    Consumer loans                                       5,765          18,458           3,205          13,956
                                                       -------         -------         -------         -------
    Total                                                5,913          18,458           3,353          13,956
                                                       -------         -------          ------         -------
Net charge-offs (recoveries):                           69,422          18,189          34,504             101
Additions charged to operations                        132,000          78,782          66,000          47,172
                                                       -------         -------          ------         -------
Balance at end of period                         $     919,480         744,724         919,480         744,724
                                                       =======         =======         =======         =======
Average loans outstanding                        $  74,319,629      57,253,347      74,492,408      59,001,991
Ratio of net charge-offs to average loans                0.09%           0.03%           0.05%           0.00%

The provision for loan losses was $132,000 in the first six months of 2001, representing a $53,218 increase from the provision for the same period in 2000.

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

The policy provides more explicit guidance on the application of risk grades. On a monthly basis, loan balances are aggregated for each grade under each major category (real estate, commercial or consumer) of loans. A loan loss allowance is calculated using loss factors that represent management's estimate of the allowance applicable to each grade. Historical net charge-offs by major category are also analyzed each quarter and used to calculate a loss reserve. The results of these two calculations are compared to the recorded allowance for loan losses to determine its reasonableness and whether adjustments may be necessary.

The approximate anticipated amount of charge-offs for 2001 allocated by major category is:

                                       Projected
                       Category       Charge-offs
                       --------       -----------
                       Real Estate    $  19,472
                       Commercial        58,616
                       Consumer          91,201
                                        -------
                       Total          $ 169,289
                                        =======


Risk Elements

                                                            June 30, 2001          June 30, 2000
                                                            -------------          -------------
Nonaccrual, Past Due and Restructured Loans
-------------------------------------------
Nonaccrual loans                                            $  222,070                 322,417
Accruing loans contractually past due 90 days or more       $     -                       -
Troubled debt restructurings                                $   71,436                 233,476

The amount of interest that would have been included in income on the above non-accrual loans if they had been current in accordance with their original terms was $8,500 in 2001 and $10,241 in 2000. The amount of interest that was included in interest income on the above loans was $0 in 2001 and $0 in 2000.

The Bank's policy is to place loans on non-accrual status when it appears that the collection of principal and interest in accordance with the terms of the loan is doubtful. Any loan that becomes 90 days past due as to principal or interest is placed on non-accrual, unless corrective action is certain and imminent.

Non-interest Income and Expenses

Non-interest income increased $165,995 (82.4%) to $367,467 for the six months ended June 30, 2001 and increased $83,448 (75.5%) to $193,984 for the three months ended June 30, 2001 as compared to the same periods in 2000. This was mainly due to a significant increase in demand for mortgage loans resulting from lower mortgage rates during first half of 2001 as well as our increased focus on developing mortgage lending business. Mortgage origination fees increased from $28,203 for the six months ended June 30, 2000 to $144,587 for the six months ended June 30, 2001 and increased from $23,288 for the three months ended June 30, 2000 to $82,066 for the three months ended June 30, 2001. Service charges on deposit accounts increased $33,989 (31.1%) to $143,257 for the first six months of 2001 and increased $13,496 (23.1%) for the three months ended June 30, 2001 as compared to the same periods in 2000.

Non-interest expenses increased $202,101 (16.2%) to $1,445,851 for the six months ended June 30, 2001 and $105,896 (17.1%) for the three months ended June 30, 2001 from the same periods for 2000. The lower growth rate of non-interest expenses relative to the earning asset growth rate of 27.4% indicates that our operating efficiencies continue to improve.

Salaries and benefits for the six months ended June 30, 2001 increased $112,444 (17.0%) and increased $46,558 (14.1%) to $376,554 for the three months ended June 30, 2001 from the same periods in 2000. This is due to the growth in the number of full-time-equivalent employees and increases in the costs of employee benefits. The number of employees grew from 38 at the end of the second quarter of 2000 to 43 at the end of the second quarter of 2001. Occupancy costs increased by $48,224 (27.1%) to $225,943 for the first six months of 2001, and increased $29,543 (32.8%) to $119,482 for the three months ended June 30, 2001 over the same periods in 2000. The increases are due mainly to the installation of the Bank's operations center in first quarter of 2001.

Other operating expenses increased $41,433 (10.2%) to $447,075 for the six months ended June 30, 2001, and $29,795 (14.9%) to $229,507 for the three months ended June 30, 2001, as compared to the same periods in 2000. The increase is attributable to the higher volume of business associated with advertising and marketing costs, data processing costs, and supplies. In 2000, management implemented several initiatives to reduce the cost of back office services such as item processing, statement rendering and wire services. In June 2001, the Bank initiated statement imaging and discontinued including checks in customer statements. These efficiency moves have allowed the Bank to grow its earning assets by 27.4% without a commensurate increase in handling costs.

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

Given the intense competition for core deposits in the Bank's local market, much of the Bank's recent growth has been funded by interest bearing CD's and borrowed funds. This has had an adverse impact on the Bank's interest margin, while improving earnings per share. The terms of these funding sources were planned to minimize the impact on the Bank's liquidity and interest rate risk. As we slow the Bank's asset growth rate to align it with expected earnings growth rates, management is focusing on strategies to replace these high cost funds with lower cost core deposits. While this may increase our interest rate risk, it should improve our net interest margin.

The Bank uses a third party interest rate risk analysis product, which quantifies the amount of risk to the net interest margin and to the current market value of equity. It produces a composite analysis of several approaches including GAP analysis, rate shocks in 100-point increments up and down 400 basis points, and simulation modeling.

As with any model, many assumptions have to be made about the repricing attributes of the Bank's assets and liabilities. Where industry experience seems appropriate, such assumptions are used. Given the extremely competitive market for the public's investing and savings dollars or lack of correlation between changes in the yields on U.S. Treasury securities and customer deposit rates seems to be increasing. This uncertainty increases the uncertainty about the conclusiveness of the interest rate risk models.

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

Item 2.  Changes in Securities.

         (a)  Not applicable.

         (b)  Not applicable.

         (c) Under the Greater Rome Bancshares, Inc. Directors Stock Incentive Plan (the "Plan"), the Company's directors have the option to receive shares of the Company's common stock, $.01 par value per share, in lieu of a cash payment for accrued directors fees. All of the Company's directors participating in the Plan have elected to receive common stock of the Company for their directors fees accrued as of June 30, 2001. As a result, under an exemption provided by Section 4(2) of the Securities Act of 1933, the Company will issue 3,355 shares of its common stock to its directors in accordance with the terms of the Plan. The fair market value of the Company's common stock as of June 30, 2001 was $14.50 per share, and this price was used in calculating the number of shares to be issued to the Company's directors under the Plan. The fair market value of $14.50 per share was determined by the Company by reference to recent trades known to the Company.

              On April 20, 2001, an employee of the Company, a Georgia resident, exercised options to purchase 8,865 shares of the Company's Common Stock. As a result, the Company issued 6,400 shares of its Common Stock at $10.00 per share, 800 shares at $11.00 per share, and 1,665 shares at $12.00 per share for a total purchase price of $92,780.00. Based primarily on these facts, the Company relied on
              Section 3(a)(11) and Section 4(2) of the Securities Act of 1933, as amended, in issuing the shares.

         (d)  Not applicable

Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

On May 17, 2001 the Company held its 2001 annual meeting of shareholders. At that meeting the following items were voted upon with the results of the votes tabulated below each item:

(a) to elect eleven directors to the Board of Directors to serve terms until the next annual meeting or until their successors are qualified and elected.

       Director Nominee                     For                    Withheld/Against           Abstentions/Non-votes
       ----------------                     ---                    ----------------           ---------------------
Robert L. Berry                           447,110                         100                          None
Frank A. Brown, Jr.                       447,110                         100                          None
Thomas D. Caldwell, III                   447,110                         100                          None
Gene G. Davidson, MD                      447,110                         100                          None
Henry Haskell Perry                       447,110                         100                          None
Bradford Lee Riddle                       446,610                         600                          None
M. Wayne Robinson                         445,910                        1,300                         None
Dale G. Smith                             447,110                         100                          None
Paul E. Smith                             446,440                         770                          None
W. Fred Talley                            446,610                         600                          None
Martha B. Walstad                         446,999                         211                          None

Pursuant to Rule 14a-4(c)(1) promulgated under the Securities Exchange Act of 1934, as amended, shareholders desiring to present a proposal for consideration at the Company's 2002 Annual Meeting of Shareholders must notify the Company in writing at its principal office at 1490 Martha Berry Blvd., Rome, Georgia 30165, of the contents of such proposal no later December 13, 2001. Failure to timely submit such a proposal will enable the proxies appointed by management to exercise their discretionary voting authority when the proposal is raised at the Annual meeting of Shareholders without any discussion of the matter in the proxy statement.

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

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarterly period ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GREATER ROME BANCSHARES, INC.



Date:  July 30, 2001           By: /s/ Thomas D. Caldwell, III
                                   ---------------------------
                                   Thomas D. Caldwell, III
                                   President, Chief Executive Officer


                               By: /s/ E. Grey Winstead, III
                                   -------------------------
                                   E. Grey Winstead, III
                                   Principal Financial and Accounting Officer

                          GREATER ROME BANCSHARES, INC.
            Form 10-QSB for the quarterly period ended June 30, 2001

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

-------------------------------------
* Indicates a management contract or compensatory arrangement.