Form 10QSB
period 2001-09-30
GREATER ROME BANCSHARES INC
filed 2001-11-14
CIK 928484

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

 X       Quarterly report under Section 13 or 15(d) of the Securities
---      Exchange Act of 1934 For the quarterly period ended September 30, 2001
                                                             ------------------
---      Transition report under Section 13 or 15(d) of the Exchange Act
         For the transition period from                 to
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

     704,236 shares of common stock, $.01 par value per share, were issued and outstanding as of October 29, 2001.

     Transitional Small Business Disclosure Format (check one): Yes      No X
                                                                   ---     ---

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

The unaudited consolidated financial statements of Greater Rome Bancshares, Inc. (the "Company") are set forth on the following pages. All adjustments have been made which, in the opinion of management, are necessary in order to make the financial statements not misleading.

                             GREATER ROME BANCSHARES, INC. AND SUBSIDIARY

                                      Consolidated Balance Sheets
                                              (Unaudited)
                               September 30, 2001 and December 31, 2000

                                                Assets
                                                ------

                                                                            2001              2000
                                                                            ----              ----
Cash and due from banks, including reserve
        requirements of $247,000 in 2001 and $241,000 in 2000       $      3,089,836         3,158,370
 Federal funds sold                                                        4,647,000         4,013,000
 Interest-bearing deposits                                                   398,376           235,462
                                                                         -----------       -----------
        Cash and cash equivalents                                          8,135,212         7,406,832

 Securities available-for-sale                                            21,085,818        18,863,175
 Securities held-to-maturity                                               1,384,594         1,879,731
 Loans, net                                                               75,754,017        72,414,504
 Premises and equipment, net                                               3,610,964         3,493,969
 Bank owned life insurance                                                 1,315,991         1,268,858
 Accrued interest receivable and other assets                              1,127,448         1,462,803
                                                                         -----------       -----------
                                                                    $    112,414,044       106,789,872
                                                                         ===========       ===========

                                 Liabilities and Stockholders' Equity
                                 ------------------------------------

 Deposits:
        Demand                                                      $      9,436,763         8,616,230
        Interest-bearing demand                                            7,558,029         6,521,162
        Savings                                                           15,285,632        12,180,103
        Time                                                              39,046,904        39,450,996
        Time, $100,000 and over                                           18,186,139        15,740,950
                                                                         -----------       -----------
                   Total deposits                                         89,513,467        82,509,441

 Federal Home Loan Bank borrowings                                        12,850,000        12,850,000
 Securities sold under repurchase agreement                                     -            2,500,000
 Accrued interest payable and other liabilities                              687,041           715,712
                                                                         -----------       -----------
                   Total liabilities                                     103,050,508        98,575,153
                                                                         -----------       -----------
 Commitments

 Stockholders' equity:
        Preferred stock, par value $1.00 per share; 100,000 shares
                   authorized; no shares issued or outstanding                  -                 -
        Common stock, par value $.01 per share; 10,000,000
                   shares authorized; 704,236 and 698,316 shares
                   issued and outstanding, respectively                        7,042             6,983
        Additional paid-in capital                                         7,000,681         6,921,915
        Accumulated earnings                                               1,916,637         1,220,426
        Accumulated other comprehensive income                               439,176            65,395
                                                                         -----------       ------------
                   Total stockholders' equity                              9,363,536         8,214,719
                                                                         -----------       -----------
                                                                    $    112,414,044       106,789,872
                                                                         ===========       ===========

 See accompanying notes to consolidated financial statements.

                  GREATER ROME BANCSHARES, INC. AND SUBSIDIARY
          Consolidated Statements of Earnings and Comprehensive Income
                                   (Unaudited)
    For each of the Nine and Three Months Ended September 30, 2001 and 2000

                                                                        Nine Months    Nine Months    Three Months   Three Months
                                                                           Ended          Ended           Ended         Ended
                                                                        Sep 30, 2001   Sep 30, 2000   Sep 30, 2001   Sep 30, 2000
                                                                        ------------   ------------   ------------   ------------
Interest income:
    Interest and fees on loans                                       $    5,284,223      4,379,108      1,725,093      1,627,968
    Interest and dividends on investments
       Taxable                                                              669,411        648,938        157,949        226,324
       Nontaxable                                                           305,363        131,399        164,158         56,905
    Interest on federal funds sold and deposits with other banks            123,920        165,920         33,385         55,267
                                                                          ---------      ---------      ---------      ---------
       Total interest income                                              6,382,917      5,325,365      2,080,585      1,966,464
                                                                          ---------      ---------      ---------      ---------
Interest expense:
    Time deposits                                                         2,646,848      1,918,683        836,529        750,250
    Savings deposits                                                        311,442        322,694         99,932        124,988
    Interest bearing demand deposits                                         92,062         90,003         26,610         30,069
    Other                                                                   528,362        487,529        156,202        176,600
                                                                          ---------      ---------      ---------      ---------
       Total interest expense                                             3,578,714      2,818,909      1,119,273      1,081,907
                                                                          ---------      ---------      ---------      ---------

       Net interest income                                                2,804,203      2,506,456        961,312        884,557
Provision for loan losses                                                   198,000        166,155         66,000         87,373
                                                                          ---------      ---------      ---------      ---------
       Net interest income after provision for loans losses               2,606,203      2,340,301        895,312        797,184
                                                                          ---------      ---------      ---------      ---------
Other income:
    Service charges                                                         250,639        161,135         87,280         51,867
    Other                                                                   311,388        154,398        107,280         62,195
                                                                          ---------      ---------      ---------      ---------
       Total other income                                                   562,027        315,533        194,560        114,062
                                                                          ---------      ---------      ---------      ---------
Other expenses:
    Salaries and employee benefits                                        1,148,974        994,757        376,141        334,369
    Occupancy                                                               350,353        282,428        124,410        104,709
    Other operating                                                         676,397        623,310        229,322        217,668
                                                                          ---------      ---------      ---------      ---------
       Total other expenses                                               2,175,724      1,900,495        729,873        656,746
                                                                          ---------      ---------      ---------      ---------

       Income  before income taxes                                          992,506        755,339        359,999        254,500

Income tax expense                                                          266,097        224,593         98,303         72,734
                                                                          ---------      ---------      ---------      ---------
       Net income                                                    $      726,409        530,746        261,696        181,766
                                                                          =========      =========      =========      =========
Other comprehensive income
    Unrealized gains on securities available for sale
       arising during  the period, net of tax of $159,760,
       $25,274, $64,243 and $59,658, respectively                           261,104         41,306        104,996         97,502
    Unrealized gain on interest rate swap arising during the period,
       net of tax of $68,943, $0, $11,257 and $0, respectively              112,678           -            18,398           -
                                                                          ---------      ---------      ---------      ---------
       Total other comprehensive income                              $      373,782         41,306        123,394         97,502
                                                                          ---------      ---------      ---------      ---------
       Comprehensive income                                               1,100,191        572,052        385,090        279,268
                                                                          =========      =========      =========      =========
Basic earnings per share                                             $         1.03           0.76           0.37           0.26
                                                                          =========      =========      =========      =========
Diluted earnings per share                                           $         0.98           0.72           0.35           0.25
                                                                          =========      =========      =========      =========

See accompanying notes to consolidated financial statements.

                  GREATER ROME BANCSHARES, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                  (Unaudited)
         For each of the Nine Months Ended September 30, 2001 and 2000

                                                                                                2001                  2000
                                                                                                ----                  ----
 Cash flows from operating activities:
             Net income                                                           $           726,409                530,746
             Adjustments to reconcile net income to net cash
                              provided by operating activities:
                              Depreciation, amortization and accretion                        158,727                121,977
                              Provision for loan losses                                       198,000                166,155
                              Noncash compensation to directors                                48,648                 31,401
                              Change in:
                                Interest receivable and other assets                          128,463               (430,304)
                                Interest payable and other liabilities                        (28,672)               173,965
                                                                                            ---------             ----------
                             Net cash provided by operating activities                      1,231,575                593,940
                                                                                            ---------             ----------
 Cash flows from investing activities:
             Proceeds from maturities and calls of securities available-for-sale            5,540,140              1,435,124
             Proceeds from maturities and calls of securities held-to-maturity                500,000                      -
             Proceeds from sale of securities available-for-sale                              753,281                      -
             Purchases of securities available-for-sale                                    (7,966,154)            (5,151,560)
             Purchase of FHLB stock                                                              -                   (92,500)
             Net increase in loans                                                         (3,537,514)           (13,753,002)
             Purchases of premises and equipment                                             (296,955)              (526,206)
                                                                                            ---------             ----------
                              Net cash used by investing activities                        (5,007,202)           (18,088,144)
                                                                                            ---------             ----------
 Cash flows from financing activities:
             Net change in deposits                                                         7,004,027             17,059,877
             Net change in FHLB borrowings                                                       -                 2,850,000
             Net change in securities sold under repurchase agreements                     (2,500,000)                  -
             Net change in federal funds purchased                                               -                      -
             Common stock repurchased and retired                                             (92,800)               (50,175)
             Proceeds from stock options exercised                                             92,780                   -
                                                                                            ---------             ----------
                              Net cash provided by financing activities                     4,504,007             19,859,702
                                                                                            ---------             ----------

 Net change in cash and cash equivalents                                                      728,380              2,365,498

 Cash and cash equivalents at beginning of period                                           7,406,832              5,029,652
                                                                                            ---------             ----------
 Cash and cash equivalents at end of period                                       $         8,135,212              7,395,150
                                                                                            =========             ==========
 Supplemental disclosures of cash flow information:
             Cash paid for:
                              Interest                                            $         3,726,953              2,727,397
                              Income taxes                                        $           194,890                245,170
 Non cash investing and financing activities:
             Change in unrealized gain (loss) on sale of securities
                              available-for-sale                                  $           420,863                 66,580
             Change in unrealized gain on interest rate swap                      $           181,621                   -


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

                                      Nine months ended Sept.30, 2001           Three months ended Sept. 30, 2001
                                      -------------------------------           ---------------------------------

                                      Net           Common      Per Share        Net          Common      Per Share
                                    Earnings        Shares        Amount       Earnings       Shares        Amount
                                    --------        ------        ------       --------       ------        ------
Basic earnings per share            $726,409       702,349         $1.03       $261,696      704,951         $0.37

Effect of stock options                             38,603                                    39,651
                                                   -------                                   -------
Diluted earnings per share          $726,409       740,952         $0.98       $261,696      744,602         $0.35
                                    ========       =======         =====       ========      =======         =====



                                      Nine months ended Sept. 30, 2000          Three months ended Sept. 30, 2000
                                      --------------------------------          ---------------------------------
                                      Net           Common      Per Share        Net          Common      Per Share
                                    Earnings        Shares        Amount       Earnings       Shares        Amount
                                    --------        ------        ------       --------       ------        ------

Basic earnings per share            $530,746       700,861        $0.76        $181,766       700,134         $0.26

Effect of stock options                             34,123                                     41,713
                                                    ------                                     ------
Diluted earnings per share          $530,746       734,984        $0.72        $181,766       741,847         $0.25
                                    ========       =======        ======       ========       =======         =====

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

FINANCIAL CONDITION

As of September 30, 2001, the Company had $112.4 million in total assets, up $5.6 million over year-end 2000. Total deposits increased $7.0 million over year-end 2000 to $89.5 million. Net loans outstanding increased $3.3 million over year-end 2000 to $75.7 million. All of the Bank's growth in loans has come from the local market. We attribute this growth to a relatively stable local economy combined with competitive banking services delivered by a locally owned and operated community bank. The Bank is the only locally owned and operated community bank in its market, which has been dominated by regional banks and fragmented by credit unions over the past several years.

The banking industry continues to experience competition from non-banks for deposit and investment type products. Competition for local deposit dollars continues to put upward pressure on the cost of deposits. The Bank's asset/liability management committee has adopted policies designed to diversify funding sources if local market deposits become less available and even more costly. Within limits, the Bank may obtain funding from brokered certificates of deposit and other forms of wholesale borrowing, such as the Federal Home Loan Bank and term repurchase agreements. These policies should allow the Bank to continue to meet the local market's credit demands while providing the flexibility to obtain funding from various sources at optimum rates. While this policy provides greater funding flexibility, the Bank continues to place primary funding emphasis on local deposit growth. Core deposit growth development is the primary focus of the Bank's current asset/liability management strategies. As of September 30, 2001, the Bank had $5,000,000 in brokered deposits.

Capital

At September 30, 2001, the Bank's capital position was in excess of FDIC guidelines to qualify as "well capitalized". Based on the level of the Bank's risk weighted assets at quarter end, we had $1.1 million more capital than necessary to satisfy the "well-capitalized" criteria. The Bank's capital adequacy is monitored quarterly by the asset/liability committee. At these quarterly meetings, the committee develops strategies for the Bank's asset and liability growth, mix and pricing.

We continue to evaluate opportunities to effectively deploy this capital in order to improve shareholder returns. As a routine part of our business, we evaluate opportunities with other financial institutions. Thus, at any time, discussions, negotiations and due diligence activities concerning potential transactions may occur.

From time to time, the Company may also purchase stock from shareholders who have indicated a desire to sell their stock. Such transactions not only provide liquidity for the Company's stock, but generally also improve the returns for all remaining shareholders. As of the end of the third quarter of 2001, the Company had purchased and retired a total of 11,910 shares of stock from shareholders.

The Bank's capital at September 30, 2001 will support assets up to approximately $127.3 million and maintain its well-capitalized status. Assuming that the Bank continues to grow with a risk-weighted asset mix consistent with its historical experience, that asset quality is maintained, and that earnings growth continues at its current rate, our 12-month projected capital would approach the minimum limits to be well-capitalized when our assets are approximately $139.4 million.

Given the continued signs of a slowing economy and the Company's declining excess capital levels through year end 2000, management budgeted a much slower asset growth rate for 2001. Emphasis for 2001 has been focused on earnings improvement and operational efficiency initiatives to improve the Company's capital growth through earnings. For the nine months ended September 30, 2001, net income improved over the same period in the prior year by 37%. Total assets have grown 5% for the nine months ended September 30, 2001. The Company's excess capital has grown in 2001.

In an effort to position the Bank for potential high growth opportunities in the future, the Company obtained a credit line for $2,000,000 in the first quarter of 2001 from one of its correspondent banks. The line has a two-year revolving period, with interest paid quarterly, and is then repaid over a five-year even amortization plus interest, on a quarterly basis. If capital is required at the Bank level to support asset growth, the Company will borrow sufficient funds against the credit facility and contribute them to the Bank to maintain its "well-capitalized" status for at least the next 12 months. At September 30, 2001, the Company had not drawn any funds from this credit line.

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

For the first nine months of 2001, deposit growth exceeded loan growth by $3.7 million. Securities held-to-maturity decreased $495,000 to $1.4 million. Securities available-for-sale increased $2.2 million to $21.1 million. At September 30, 2001, the duration of the Bank's securities portfolio was 4.0 years with a weighted average tax equivalent yield of 6.55%. All of the Bank's investment securities are eligible as collateral for borrowings under either repurchase agreements with our correspondent banks or advances from the Federal Home Loan Bank. At September 30, 2001, securities totaling $4.3 million were pledged as collateral for FHLB advances and public deposits. As of September 30, 2001, the Bank had unfunded loan commitments totaling $7.1 million.

At September 30, 2001 the funds available for liquidity purposes consisted of $18.1 million in securities (eligible for sale under repurchase agreements), plus Federal funds sold and other short-term bank deposits of $5.0 million, for a total of $23.1 million. Under the repurchase agreements, margin requirements range from 3% to 10% of the current market value of the underlying security, and the borrowing rate tends to have a spread of approximately 25 to 40 basis points over the Federal funds sold rate. The repurchase agreements allow the Bank to raise funds out of its total securities portfolio without being forced to sell the securities and recognize gains or losses as a result of the sale. In addition to these sources of funds, the Bank has unsecured Federal funds purchase lines of credit totaling $6.0 million, all of which was available at quarter-end. Our correspondent banks may revoke these lines at any time.

FHLB membership provides an additional source of liquidity through credit programs, which can provide term funding for up to 10 years and, in qualified programs, up to 20 years. At September 30, 2001, the Bank had a total of $12.9 million in advances outstanding with the FHLB. We have assigned $17.2 million in eligible residential first mortgage and commercial real estate loans and $2.7 million in securities to the FHLB as collateral for this financing.

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

RESULTS OF OPERATIONS

The Company had net earnings of $726,409 ($1.03 per share) for the nine months ended September 30, 2001 and $261,696 ($0.37 per share) for the three months ended September 30, 2001. This compares to net earnings of $530,746 ($0.76 per share) for the nine months ended September 30, 2000 and $181,766 ($.26 per share) for the three months ended September 30, 2000. Income before income taxes in the first nine months of 2001 improved over the same period in 2000 by $237,167 (31.4%) to $992,506.

Net Interest Income

Net interest income increased $297,747 (11.9%) to $2,804,203 for the nine months ended September 30, 2001 and increased $76,755 (8.7%) to $961,312 for the three months ended September 30, 2001, as compared to the same periods in 2000. This was primarily due to the 25.7% increase in average earning assets from $79.8 million in first nine months of 2000 to $100.3 million for the first nine months of 2001. The net yield on average earning assets, before the provision for loan losses, was 3.74% for 2001. This compares to 4.18% for 2000. The Bank's cost of funds has increased 7 basis points, while its yield on earning assets has decreased 37 basis points in the third quarter of 2001 as compared to the same period in 2000. The lower net yield for 2001 was primarily due to the decline in earning asset yields resulting from the falling rate environment in 2001.

Summary of Loan Loss Experience

                                                 Nine months     Nine months      Three months     Three months
                                                    ended           ended            ended             ended
Allowance for possible loan losses                 9/30/01         9/30/00          9/30/01           9/30/00
----------------------------------                 -------         -------          -------           -------
Balance at the beginning of the period        $    856,902          684,131          919,480          744,724
Charge-offs:
    Commercial                                      81,200             -              54,372             -
    Consumer loans                                  56,827           61,793            8,320           25,146
                                                   -------          -------          -------          -------
    Total                                          138,027           61,793           62,692           25,146
                                                   -------          -------          -------          -------
Recoveries:
    Real estate - mortgage                           2,046             -               1,898             -
    Consumer loans                                  32,258           23,073           26,493            4,615
                                                   -------          -------          -------          -------
    Total                                           34,304           23,073           28,391            4,615
                                                   -------          -------          -------          -------
Net charge-offs (recoveries):                      103,723           38,720           34,301           20,531
Additions charged to operations                    198,000          166,155           66,000           87,373
                                                   -------          -------          -------          -------
Balance at end of period                      $    951,179          811,566          951,179          811,566
                                                   =======          =======          =======          =======
Average loans outstanding                     $ 74,635,956       59,776,595       75,456,803       64,768,237
Ratio of net charge-offs to average loans            0.14%            0.06%            0.05%            0.03%

The provision for loan losses was $198,000 in the first nine months of 2001, representing a $31,845 increase from the provision for the same period in 2000.

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

The approximate anticipated amount of charge-offs for the next 12 months allocated by major category is:

                                       Projected
    Category                           Charge-offs
    --------                           -----------
    Real Estate                     $      13,729
    Commercial                             69,380
    Consumer                               69,966
                                          -------
    Total                           $     153,075
                                          =======


Risk Elements

                                                                 Sept. 30, 2001         Sept. 30, 2000
                                                                 --------------         --------------
Nonaccrual, Past Due and Restructured Loans
-------------------------------------------
Nonaccrual loans                                                $     108,966               322,417
Accruing loans contractually past due 90 days or more           $        -                     -
Troubled debt restructurings                                    $      71,142               231,433


The amount of interest that would have been included in income on the above non-accrual loans if they had been current in accordance with their original terms was $9,548 in 2001 and $8,789 in 2000. The amount of interest that was included in interest income on the above loans was $2,236 in 2001 and $1,754 in 2000.

The Bank's policy is to place loans on nonaccrual status when it appears that the collection of principal and interest in accordance with the terms of the loan is doubtful. Any loan that becomes 90 days past due as to principal or interest is placed on nonaccrual, unless corrective action is certain and imminent.


Non-interest Income and Expenses

Non-interest income increased $246,494 (78.1%) to $562,027 for the nine months ended September 30, 2001 and increased $80,498 (70.6%) to $194,560 for the three months ended September 30, 2001 as compared to the same periods in 2000. This was mainly due to a significant increase in demand for mortgage loans resulting from lower mortgage rates during 2001 as well as our increased focus on developing our mortgage lending business. Mortgage origination fees increased from $49,377 for the nine months ended September 30, 2000 to $221,463 for the nine months ended September 30, 2001 and increased from $21,174 for the three months ended September 30, 2000 to $76,876 for the three months ended September 30, 2001. Service charges on deposit accounts increased $89,504 (55.5%) to $250,639 for the first nine months of 2001 and increased $35,413 to (68.3%) to $87,280 for the three months ended September 30, 2001 as compared to the same periods in 2000. This increase is due to improved pricing and collection on deposit services.

Non-interest expenses increased $275,229 (14.5%) to $2,175,724 for the nine months ended September 30, 2001 and $73,127 (11.1%) to $729,873 for the three months ended September 30, 2001 from the same periods for 2000. The lower growth rate of non-interest expenses relative to the earning asset growth rate of 25.7% indicates that our operating efficiencies continue to improve.

Salaries and benefits for the nine months ended September 30, 2001 increased $154,217 (15.5%) to $1,148,974 and increased $41,772 (12.5%) to $376,141 for the three months ended September 30, 2001 from the same periods in 2000. This is primarily due to increases in pay-for-performance incentive plan costs and secondarily due to increases in salaries and the costs of employee benefits. Occupancy costs increased by $67,925 (24.1%) to $350,353 for the first nine months of 2001, and increased $19,701 (18.8%) to $124,410 for the three months ended September 30, 2001 over the same periods in 2000. The increases are due mainly to the installation of the Bank's operations center in the first quarter of 2001.

Other operating expenses increased $53,087 (8.5%) to $676,397 for the nine months ended September 30, 2001, and $11,654 (5.4%) to $229,322 for the three months ended September 30, 2001, as compared to the same periods in 2000. The increase is attributable to advertising and marketing costs, data processing costs, and supplies.

In 2000, management implemented a technology development program to evaluate all of its existing technologies and determine the most effective alternatives for data processing, item processing/check imaging, new loan and deposit processing, document imaging and optical data storage. Internet banking and e-commerce evaluations were also initiated. A technology consultant was used to assist with the evaluations. In 2001, management has implemented most of these technology improvement initiatives. These initiatives should further improve customer services as well as operating efficiencies. These efficiency moves have allowed the Bank to grow its earning assets by 25.7% without a commensurate increase in handling costs. We continue to focus on improving operating expense efficiencies, through the use of current banking technologies, outsourcing solutions and human resource training and development.

Interest Rate Sensitivity

In the current economic environment, improvement in the Company's earnings depends less upon continued earning asset growth and more upon maintaining good asset quality, core deposit development, recurring service fee income enhancement and operating efficiency improvement.

Given the intense competition for core deposits in the Bank's local market, much of the Bank's recent growth has been funded by interest bearing CD's and borrowed funds. This has had an adverse impact on the efficiency of the Bank's interest margin, while improving earnings per share. The terms of these funding sources were planned to minimize the impact on the Bank's liquidity and interest rate risk. As we slow the Bank's asset growth rate to align it with expected earnings growth rates, management is focusing on strategies to replace these high cost funds with lower cost core deposits. While this may increase our interest rate risk, it should improve the spread on our net interest margin.

The Bank uses a third party interest rate risk analysis product, which quantifies the amount of risk to the net interest margin and to the current market value of equity. It produces a composite analysis of several approaches including GAP analysis, rate shocks in 100-point increments up and down 400 basis points, and simulation modeling.

As with any model, many assumptions have to be made about the repricing attributes of the Bank's assets and liabilities. Where industry experience seems appropriate, such assumptions are used. Given the extremely competitive market for the public's investing and savings dollars, the lack of correlation between changes in the yields on U.S. Treasury securities and customer deposit rates seems to be increasing. This uncertainty increases the uncertainty about the conclusiveness of the interest rate risk models.

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

10.5 *Employment Agreement between the Company and E. Grey Winstead, III dated September 1, 1997. (Incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-QSB for the quarter ended \ September 30, 1997).

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

(b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarterly period ended September 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GREATER ROME BANCSHARES, INC.



Date:  October 29, 2001           By: /s/ Thomas D. Caldwell, III
                                      ---------------------------
                                      Thomas D. Caldwell, III
                                      President, Chief Executive Officer


                                  By: /s/ E. Grey Winstead, III
                                      -------------------------
                                      E. Grey Winstead, III
                                      Principal Financial and Accounting Officer

                          GREATER ROME BANCSHARES, INC.
          Form 10-QSB for the quarterly period ended September 30, 2001

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

 4.2   Form of Stock Certificate (Incorporated by reference to Exhibit 4.2 to the
       Company's Registration Statement No. 33-82858 on Form SB-2).                                     N/A

10.1   *Employment Agreement between the Company and Thomas D. Caldwell III dated
       September 1, 1997. (Incorporated by reference to Exhibit 10.1 of the Company's
       Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997).                       N/A

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