Form 10KSB
period 2001-12-31
GREATER ROME BANCSHARES INC
filed 2002-03-28
CIK 928484

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

 Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2001
                           Commission File No. 0-28280

                          GREATER ROME BANCSHARES, INC.
                 (Name of Small Business Issuer in Its Charter)
          Georgia                                       58-2117940
         ---------                                     ------------
 (State or Other Jurisdiction                        (I.R.S. Employer
of Incorporation or Organization)                   Identification No.)

    1490 Martha Berry Blvd.
         Rome, Georgia                                   30162-5271
   ------------------------                             ------------
(Address of Principal Executive Offices)                 (Zip Code)

                               (706) 295-9300
                               --------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: Common Stock,
   $.01 par value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X      No
                                                              ---        ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                              ---
State issuer's revenues for its most recent fiscal year.   $9,214,381
                                                           ----------

The aggregate market value of the voting stock as of March 08, 2002, held by non-affiliates is $7,079,610 computed by reference to the price of the most recent trades of the Company's common stock.

As of March 08, 2002, the Company had 701,766 shares of common stock issued and outstanding.

Portions of the following documents are incorporated by reference: (1) 2001 Annual Report to Shareholders, into Part II; (2) Proxy Statement (the "Proxy Statement") for the Annual Meeting of Shareholders to be held May 16, 2002, into
Part III.

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

                                     General

Greater Rome Bancshares, Inc. (the "Company") was incorporated as a Georgia corporation on June 17, 1994, primarily to own and control all of the capital stock of Greater Rome Bank (the "Bank"). The Company acquired the Bank on February 26, 1996, and the Bank opened for business on the same date. The Bank is chartered under the laws of the State of Georgia and engages in the commercial banking business.

                            Location and Service Area

The Bank provides general commercial banking services within Floyd County, emphasizing the needs of individuals and small- to medium-sized businesses. Floyd County is located in northwest Georgia, almost directly in the center of what is referred to as the "ABC" (Atlanta, Birmingham, and Chattanooga) triangle. Rome, the county seat of Floyd County, and the only major incorporated area of the County, is located 60 miles northwest of Atlanta, 62 miles south of Chattanooga, Tennessee and 123 miles east of Birmingham, Alabama. The 2000 census indicated Floyd County had a population of 86,700 with a median family income of $31,269 per household. Rome is reached via U.S. 411, which connects to Interstate 75 at Cartersville 25 miles southeast of Rome. It is also served by major rail carriers and by the Richard B. Russell Airport, which is located 7 miles north of the Bank and maintains a 6,000-foot instrument runway with ILS and VOR approaches. Rome is home to several institutes of higher learning including Berry College (undergraduate and graduate), Shorter College (private) and Floyd College (a two-year unit of the University System of Georgia). Technical training is available through one of Georgia's most advanced training schools, Coosa Valley Technical Institute. Rome is also home to one of the state's most prestigious private schools, The Darlington School, which offers kindergarten through 12th grade and attracts students from throughout the United States and many foreign countries.

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

At December 31, 2001, the Bank's lending limit was approximately $975,000 for loans not fully secured plus an additional $650,000 (or an aggregate of approximately $1.625 million) for loans fully secured. These limits will increase and decrease as the Bank's statutory capital base increases and decreases. If a borrower's credit needs exceeds these limits, the Bank may sell participations in the loan to the extent necessary to maintain these lending limits.

                                   Competition

The Bank competes with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in Floyd County and elsewhere. As of December 2001, nine FDIC-insured institutions were operating in Floyd County. A number of these competitors are well established in the Floyd County area. Most of them have substantially greater resources and lending limits and may have a lower cost of funds than the Bank. These banks offer various services, such as extensive and established branch networks and trust services, which the Bank does not now provide. Management believes that the Bank can compete effectively with these institutions but cannot assure that it will do so.

                                    Employees

The Bank had 44 equivalent full-time employees on December 31, 2001. The Bank's employees are not subject to a collective bargaining agreement. The Company has no employees other than its officers, none of whom receives compensation for their services to the Company. The Company reimburses the Bank for management services performed by the Bank's officers. The Company conducts no business other than serving as the holding company for the Bank. The Company currently has three officers:

    o  Thomas D. Caldwell, III, President and Chief Executive Officer;
    o  Robert L. Berry, Secretary; and
    o  E. Grey Winstead, III, Chief Financial Officer.

                             STATISTICAL INFORMATION

The following tables set forth statistical information and should be read in conjunction with the financial statements of Greater Rome Bancshares, Inc.

I. Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differential

                                            2001           2000          2001          2000         2001        2000
                                           Average       Average        Income/       Income/       Yield        Yield
                                           Balance       Balance      (Expense)      (Expense)   (Rate Paid) (Rate Paid)
                                           -------       -------      ---------      ---------   ----------- -----------
     Loans                            $   75,616,990    62,753,539      6,949,998     6,226,911     9.19%        9.92%
     Taxable investment securities        14,547,105    13,337,580        884,794       843,753     6.08%        6.33%
     Non-taxable investment
       securities                          8,021,096     4,472,139        412,105       243,261     5.14%        5.44%
     Interest bearing deposits
       in other banks                        774,998       774,574         27,886        48,298     3.60%        6.24%
     Federal funds sold                    3,420,176     2,994,578        126,175       189,084     3.69%        6.31%
                                         -----------------------------------------------------------------------------
          Average earning assets      $  102,380,365    84,332,410      8,400,958     7,551,307     8.21%        8.95%
                                         -----------------------------------------------------------------------------

     Cash & due from banks                 2,492,133     1,960,134
     Premises and equipment                3,594,160     3,046,022
     Other assets                          2,538,412     2,567,941
     Loan loss reserve                      (926,942)     (752,286)
                                         -------------------------
          Average total assets        $  110,078,128    91,154,221
                                         -------------------------

     Interest bearing demand deposits      7,123,578     5,830,029       (118,315)     (121,476)   -1.66%       -2.08%
     Savings and money market deposits    13,776,121    11,429,252       (399,673)     (490,928)   -2.90%       -4.30%
     Time deposits                        57,351,672    45,894,641     (3,414,963)   (2,789,659)   -5.95%       -6.08%
     Borrowed funds                       12,958,041    11,280,789       (669,224)     (686,811)   -5.16%       -6.09%
                                         -----------------------------------------------------------------------------
          Average interest bearing
          liabilities                 $   91,209,412      74,434,711   (4,602,175)   (4,088,874)   -5.05%       -5.49%
                                         -----------------------------------------------------------------------------

     Non-interest bearing deposits         9,068,950     8,459,346
     Other liabilities                       671,289       496,297
     Stockholders' equity                  9,128,477     7,763,867
                                         -------------------------
          Average total liabilities
          and equity                  $  110,078,128    91,154,221
                                         -------------------------

                                         -----------------------------------------------------------------------------
     Net interest income yield on
     average earning assets           $  102,380,365    84,332,410      3,798,783     3,462,435     3.71%        4.11%
                                         -----------------------------------------------------------------------------

Notes:
1   Non-accruing loans are included in the average balances.
    Average non-accruing loans were $136,121 in 2001 and were $169,302 in 2000.
2 Loan fees are included in the interest income computation and were $154,661 in 2001 and $130,878 in 2000.

The following table sets forth a summary of the changes in interest income and interest expense resulting from changes in volume and rates from 2000 to 2001.

                                                                        Increase/(Decrease)
                                                                        -------------------
                                                               Net           Due to           Due to
                                                             Change         Rate (1)        Volume (1)
                                                             ------         --------        ----------
Interest Earning Assets
Loans                                            $          723,087         (484,104)        1,207,191
Taxable investment securities                                41,041          (33,405)           74,446
Non-taxable investment securities                           168,844          (13,493)          182,337
Interest bearing deposits in other banks                    (20,412)         (20,427)               15
Federal funds sold                                          (62,909)         (86,936)           24,027
                                                            -------          -------         ---------
       Total Interest Income                                849,651         (638,365)        1,488,016
                                                            -------          -------         ---------
Interest Bearing Liabilities
Interest bearing demand deposits                             (3,161)         (27,258)           24,097
Savings and money market deposits                           (91,255)        (179,383)           88,128
Time deposits                                               625,304          (57,969)          683,273
Borrowed funds                                              (17,587)        (112,035)           94,448
                                                            -------          -------         ---------
       Total Interest Expense                               513,301         (376,645)          889,946
                                                            -------          -------         ---------
Net Interest Income                               $         336,350         (261,720)          598,070
                                                            =======          =======         =========

 (1) The changes in interest income and expense not due solely to rate or volume have been allocated proportionately to the rate and volume amounts calculated before allocation.

II.   Investment Portfolio

Refer to note (2) Investment Securities of the Notes to Consolidated Financial Statements included in the 2001 Annual Report, which is incorporated herein by reference.

The weighted average tax equivalent yield of investment securities maturing in one year or less as of December 31, 2001 was 6.67%. The weighted average tax equivalent yield of investment securities maturing from one to five years as of December 31, 2001 was 6.50%. The weighted average tax equivalent yield of investment securities maturing in greater than five years as of December 31, 2001 was 6.25%

III.  Loan Portfolio
                                             12/31/01            12/31/00
               Loan Types                     Balance            Balance
               ----------                     -------            -------
      Commercial                      $     12,400,567   $     13,625,570

      Real estate - construction             3,512,480          3,884,681

      Real estate - mortgage                48,939,839         42,579,865

      Consumer loans                        13,149,830         13,215,763
                                            ----------         ----------

                              Total   $     78,002,716    $    73,305,879
                                            ==========         ==========


                                                           Maturity and Repricing by Type

                                                                   Due from 1
                                    Due in 1 year                through 5 years                 Due after 5 years
                                    -------------                ---------------                 -----------------
                             Fixed rate    Variable rate     Fixed rate    Variable rate     Fixed rate     Variable rate
                             ----------    -------------     ----------    -------------     ----------     -------------
      Commercial          $  4,779,616      3,122,473         3,444,994       1,038,487           5,195              -

      Real estate -
        construction         2,863,817        168,442               -           480,223             -                -

      Real estate -
        mortgage            13,498,560      4,708,768        23,342,115       6,030,922          27,016        1,323,786

      Consumer loans         5,988,529        302,343         6,492,728         116,682          34,397              -
                            ----------      ---------        ----------       ---------          ------        ---------

               Total      $ 27,130,522      8,302,026        33,279,837       7,666,314          66,608       1,323,786
                            ==========      =========        ==========       =========          ======       =========

The maturity distribution is less than the total at year-end by the amount of non-accrual loans totaling $233,623.

Risk Elements
-------------

Nonaccrual, Past Due and Restructured Loans                                   2001         2000
-------------------------------------------                                   ----         ----
Nonaccrual loans                                                     $      233,623       64,296
Accruing loans contractually past due 90 days or more                $          -            -
Troubled debt restructurings                                         $       70,485       68,007

The amount of interest that would have been included in income on the above non-accrual loans if they had been current in accordance with their original terms was $14,244 in 2001 and $7,488 in 2000. ___ The amount of interest that was included in interest income on the above loans was $16,589 in 2001 and $1,831 in 2000.

The Bank's policy is to place loans on non-accrual status when it appears that the collection of principal and interest in accordance with the terms of the loan is doubtful. Any loan that becomes 90 days past due as to principal or interest is automatically placed on non-accrual, unless corrective action is certain and imminent.

IV. Summary of Loan Loss Experience

    Allowance for possible loan losses                  2001           2000
    ----------------------------------                  ----           ----
Balance at the beginning of the period           $     856,902        684,131
Charge-offs:
    Commercial                                         201,578         39,916
    Real estate - mortgage                                 -           27,781
    Consumer loans                                     102,763         72,412
                                                       -------        -------
    Total                                              304,341        140,109
                                                       -------        -------
Recoveries:
    Commercial                                          15,784            -
    Consumer loans                                      42,358         27,557
                                                       -------        -------
    Total                                               58,142         27,557
                                                       -------        -------
Net charge-offs:                                       246,199        112,552
Additions charged to operations                        302,685        285,323
                                                       -------        -------
Balance at end of period                      $        913,388        856,902
                                                       =======        =======

Average loans outstanding                     $     75,616,990     62,753,539
Ratio of net charge-offs to average loans                0.33%          0.18%
Ratio of allowance to average loans                      1.21%          1.37%

The provision for loan losses was $302,685 for 2001, up $17,362 from 2000. Management and the board evaluate the adequacy of the loan loss reserve on a quarterly basis. This evaluation considers historical loan losses by risk grade under each major category of loans, i.e., commercial, real estate and consumer. It also considers current portfolio risk, industry concentrations and the uncertainty associated with changing economic conditions.

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

Allocation of the Allowance for Loan Losses

Under the Bank's credit risk loan grading policy, each loan in the portfolio is assigned one of the following risk grades:

                  Grade            Short Definition
                  -----            ----------------
                    1         Negligible credit risk
                    2         Minimal credit risk
                    3         Average credit risk
                    4         Acceptable, but more than average credit risk
                    5         Greater than normal credit risk
                    6         Excessive credit risk
                    7         Potential loss
                    8         Uncollectable

The policy provides more explicit guidance on the application of risk grades. On a monthly basis, loan balances are aggregated for each grade and a loan loss allowance is calculated using factors that represent management's estimate of the allowance applicable to each grade. These factors are compared to historical charge-offs for reasonableness and adjusted as necessary.

The approximate anticipated amount of charge-offs for 2002 allocated by major category is:

                                         Projected
                  Category              Charge-offs
                  --------              -----------
                  Real Estate       $      22,425
                  Commercial               99,659
                  Consumer                107,626
                                          -------
                  Total             $     229,710
                                          =======

V.   Deposits

                                                  Average          Average      Average     Average
                                                  Balance          Balance        Rate        Rate
                                                   2001             2000          2001        2000
                                                   ----             ----          ----        ----
     Non-interest bearing deposits          $    9,068,950        8,459,346
     Interest bearing demand deposits            7,123,578        5,830,029       1.66%       2.08%
     Savings and money market deposits          13,776,121       11,429,252       2.90%       4.30%
     Time deposits                              57,351,672       45,894,641       5.95%       6.08%
                                                ---------------------------------------------------
                Total average deposits      $   87,320,321       71,613,268       4.50%       4.75%
                                                ===================================================

As of December 31, 2001 the amount outstanding of time certificates of deposit of $100,000 or more was $18,734,923. Amounts by time remaining until maturity on time deposits of $100,000 or more were:

                3 months or less                $   3,225,782
                over 3 through 6 months             4,456,225
                over 6 through 12 months            8,457,747
                over 12 months                      2,595,169
                                                   ----------
                                                $  18,734,923
                                                   ==========

VI.  Return on Equity and Assets
                                                           2001           2000
                                                           ----           ----

          Return on average assets                         0.92%          0.81%

          Return on average equity                        11.07%          9.48%

          Dividend payout ratio                            0.00%          0.00%

          Average equity to average asset ratio            8.29%          8.52%

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

Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. For example, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for five years. Because the Bank has been incorporated for more than five years, this limitation does not apply to the Bank or to the Company.

Change in Bank Control. Subject to various exceptions, the Bank Holding Company
----------------------
Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is also presumed to exist, although refutable, if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

o the bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

o no other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

Permitted Activities. Since we have not qualified or elected to become a
--------------------
financial holding company, we are generally prohibited under the Bank Holding Company Act, from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in any activity other than:

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

To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least "satisfactory." Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days' written notice prior to engaging in a permitted financial activity. While the Company meets the qualification standards applicable to financial holding companies, the Company has not yet elected to become a financial holding company at this time.

Support of Subsidiary Institutions. Under Federal Reserve policy, the Company is
----------------------------------
expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy, the Company might not be inclined to provide it. In addition, any capital loans made by the Company to the Bank will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of the Company's bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

Branching. Under current Georgia law, the Bank may open branch offices
---------
throughout Georgia with the prior approval of the Georgia Department of Banking and Finance. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Georgia. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states' laws. Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

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

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement
------------------------
Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2001, we qualified for the well-capitalized category.

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

FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system
--------------------------
for insured depository institutions' that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.82 cents per $100 of deposits for the first quarter of 2002.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Community Reinvestment Act. The Community Reinvestment Act requires that, in
--------------------------
connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve or the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Since our aggregate assets are not more than $250 million, under the Gramm-Leach-Bliley Act, we are subject to a Community Reinvestment Act examination only once every 60 months if we receive an outstanding rating, once every 48 months if we receive a satisfactory rating and as needed if our rating is less than satisfactory. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

Other Regulations. Interest and other charges collected or contracted for by the
-----------------
Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Soldiers' and Sailors' Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for which the borrower is a person on active duty with the United States military.

The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as the:

o federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

o Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

o Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

o Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

o Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

o Soldiers' and Sailors' Civil Relief Act of 1940, governing the repayment of terms of, and property rights underlying, secured obligations of persons in military service; and

o rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of the Bank are subject to the:

o Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

o Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2001 our ratio of total capital to risk-weighted assets was 12% and our ratio of Tier 1 Capital to risk-weighted assets was 11%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2001, our leverage ratio was 8%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

The Bank and the Company are also both subject to leverage capital guidelines issued by the Georgia Department of Banking and Finance, which provide for minimum ratios of Tier 1 capital to total assets.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See "The Bank--Prompt Corrective Action" above.

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank. The principal source of the Company's cash flow, including cash flow to pay dividends to its shareholders, is dividends that the Bank pays to it. Statutory and regulatory limitations apply to the Bank's payment of dividends to the Company as well as to the Company's payment of dividends to its shareholders.

If, in the opinion of the federal banking regulator, the Bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it cease and desist from its practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "The Bank--Prompt Corrective Action" above.

The Georgia Department of Banking and Finance also regulates the Bank's dividend payments and must approve dividend payments that would exceed 50% of the Bank's net income for the prior year. Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

At December 31, 2001, the Bank was able to pay approximately $623,400 in dividends to the Company without prior regulatory approval.

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

Anti-Terrorism Legislation

In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps--

o to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

o to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

o to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

o to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

Under the USA PATRIOT Act, financial institutions have 180 days from enactment (or until April 25, 2002) to establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

o  the development of internal policies, procedures, and controls;

o  the designation of a compliance officer;

o  an ongoing employee training program; and

o  an independent audit function to test the programs.

Before the 180-day grace period expires, the Secretary of the Treasury will prescribe regulations that consider the extent to which these new requirements are commensurate with the size, location, and activities of financial institutions subject to the Act.

In addition, the USA PATRIOT Act authorizes the Secretary of the Treasury to adopt rules increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with these rules will not be deemed to have violated the privacy provisions of the Gramm-Leach-Bliley Act, as discussed above.

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

Operations Center
-----------------
The Bank purchased a 4,500 square foot office building adjacent to the main office located on Martha Berry Blvd in October 2000. Planned modifications to the facility were completed in the first quarter of 2001, and deposit operations, item processing, network administration and general accounting were relocated to the new offices. This move has made more space available in the main office for customer service and support.

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

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------
The information set forth under the caption "Market for Common Equity and Related Stockholder Matters" in the 2001 Annual Report is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
--------------
The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2001 Annual Report is incorporated herein by reference.

Item 7.  Financial Statements
-----------------------------
The consolidated balance sheets of the Company as of December 31, 2001 and 2000, and the related consolidated statements of earnings and comprehensive income, changes in stockholders' equity, and cash flows, and notes to the consolidated financial statements for each of the three years in the period ended December 31, 2001, and the report issued thereon by the Company's independent public accountants, which appear in the 2001 Annual Report are incorporated herein by reference.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------
The information set forth under the caption "Stock Ownership" in the Proxy Statement is incorporated herein by reference.

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

13.1  2001 Annual Report to Shareholders

21.1 Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996).
---------------------------------
* Indicates a management contract or compensatory arrangement.

(b)  Reports on Form 8-K
     -------------------
     No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2001.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           GREATER ROME BANCSHARES, INC.

                                           By:/s/ Thomas D. Caldwell, III
                                              ---------------------------
                                              Thomas D. Caldwell, III, President
Date: March 23, 2002
      --------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                                       Title                                 Date
      ---------                                       -----                                 ----

/s/ Robert L. Berry                                  Director                           March 24, 2002
-------------------
Robert L. Berry

/s/ Frank A. Brown, Jr.                              Director                           March 24, 2002
-----------------------
Frank A. Brown, Jr.

/s/ Thomas D. Caldwell, III                Chairman, CEO and President                  March 24, 2002
---------------------------
Thomas D. Caldwell, III                   (Principal Executive Officer)

/s/ Gene G. Davidson                                 Director                           March 24, 2002
--------------------
Gene G. Davidson

/s/ Henry Haskell Perry                              Director                           March 24, 2002
-----------------------
Henry Haskell Perry

/s/ Bradford Lee Riddle                              Director                           March 24, 2002
-----------------------
Bradford Lee Riddle

/s/ M. Wayne Robinson                                Director                           March 24, 2002
---------------------
M. Wayne Robinson

/s/ Dale G. Smith                                    Director                           March 24, 2002
-----------------
Dale G. Smith

/s/ Paul E. Smith                                    Director                           March 24, 2002
-----------------
Paul E. Smith

/s/ W. Fred Talley                                   Director                           March 24, 2002
------------------
W. Fred Talley

/s/ Martha Berry Walstad                             Director                           March 24, 2002
------------------------
Martha Berry Walstad

/s/ E. Grey Winstead, III                      Chief Financial Officer                  March 24, 2002
-------------------------
E. Grey Winstead, III                    (Principal Financial and Accounting
                                                        Officer)

                          GREATER ROME BANCSHARES, INC.
      Form 10-KSB Annual Report for the Fiscal Year ended December 31, 2001

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

  10.6  *Executive Supplemental Retirement Plan Agreement between the Bank and Thomas D.Caldwell, III dated December 28, 1998. (Incorporated by reference to Exhibit 10.6 of the Company's
        Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999).
                                                                                                            N/A
  10.7  *Greater Rome Bancshares, Inc. Board of Directors Compensation Program, dated October 14,
        1999.  (Incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form
        10-KSB for the year ended December 31, 1999).                                                       N/A


  10.8  *Executive Supplemental Retirement Plan Agreement between the Bank and E. Grey Winstead, III dated January 13, 2000. (Incorporated by reference to Exhibit 10.8 of the Company's Quarterly
        Report on Form 10-QSB for the quarter ended March 31, 2000).
                                                                                                            N/A
  13.1  2001 Annual Report to Shareholders.

  21.1  Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 of the Company's
               Annual Report on Form 10-KSB for the year ended December 31, 1996).                          N/A

----------------------------------
*  Indicates a management contract or compensatory arrangement.



                                  Exhibit 13.1

                               2001 Annual Report