Form 10QSB
period 2002-03-31
GREATER ROME BANCSHARES INC
filed 2002-05-15
CIK 928484

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

 X       Quarterly report under Section 13 or 15(d) of the Securities
---      Exchange Act of 1934 For the quarterly period ended March 31, 2002
                                                             --------------

---      Transition report under Section 13 or 15(d) of the Exchange Act
         For the transition period from                to
                                        --------------    --------------

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

         698,966 shares of common stock, $.01 par value per share, were issued and outstanding as of April 25, 2002.

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

                  GREATER ROME BANCSHARES, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets
                                   (Unaudited)
                      March 31, 2002 and December 31, 2001

                                              Assets
                                              ------

                                                                            2002              2001
                                                                            ----              ----
 Cash and due from banks, including reserve
      requirements of $372,000 in 2002 and $266,000 in 2001        $      2,662,754         2,657,057
 Federal funds sold                                                       2,936,000         2,548,020
 Interest bearing deposits                                                  601,834           399,533
                                                                        -----------       -----------
        Cash and cash equivalents                                         6,200,588         5,604,610

 Securities available-for-sale                                           21,865,262        22,120,180
 Securities held-to-maturity                                              1,384,648         1,384,610
 Loans held-for-sale                                                      1,339,768           992,342
 Loans, net                                                              78,813,814        77,039,865
 Premises and equipment, net                                              3,522,062         3,574,758
 Bank owned life insurance                                                1,354,714         1,337,101
 Accrued interest receivable and other assets                             1,958,201         1,877,492
                                                                        -----------       -----------
                                                                   $    116,439,057       113,930,958
                                                                        ===========       ===========

                                Liabilities and Stockholders' Equity
                                ------------------------------------

 Deposits:
        Demand                                                     $     11,403,095         9,947,672
        Interest bearing demand                                           8,844,468         7,598,899
        Savings                                                          18,662,245        16,167,600
        Time                                                             36,709,927        38,413,997
        Time, $100,000 and over                                          17,096,781        18,734,923
                                                                        -----------       -----------
                   Total deposits                                        92,716,516        90,863,091

 Federal Home Loan Bank borrowings                                       10,850,000        12,850,000
 Federal funds purchased                                                  2,600,000             -
 Accrued interest payable and other liabilities                             666,762           714,530
                                                                        -----------       -----------
                   Total liabilities                                    106,833,278       104,427,621
                                                                        -----------       -----------
 Commitments

 Stockholders' equity:
      Preferred stock, par value $1.00 per share; 100,000 shares
                authorized; no shares issued or outstanding                   -                 -
      Common stock, par value $.01 per share; 10,000,00
                shares authorized; 699,466 and 703,766 shares
                issued and outstanding respectively                           6,995             7,038
      Additional paid-in capital                                          6,953,267         6,996,009
      Retained earnings                                                   2,441,593         2,198,420
      Accumulated other comprehensive income                                203,924           301,870
                                                                         ----------       -----------
                 Total stockholders' equity                               9,605,779         9,503,337
                                                                         ----------       -----------
                                                                    $   116,439,057       113,930,958
                                                                        ===========       ===========

 See accompanying notes to consolidated financial statements.

                  GREATER ROME BANCSHARES, INC. AND SUBSIDIARY
          Consolidated Statements of Earnings and Comprehensive Income
                                   (Unaudited)
               For the Three Months Ended March 31, 2002 and 2001

                                                                        Three Months     Three Months
                                                                           Ended            Ended
                                                                        Mar 31, 2002     Mar 31, 2001
                                                                        ------------     ------------
Interest income:
    Interest and fees on loans                                    $       1,554,799       1,793,466
    Interest and dividends on investments
       Taxable                                                              196,577         218,026
       Nontaxable                                                           108,275          99,646
    Interest on federal funds sold and deposits with other banks             10,437          47,924
                                                                          ---------       ---------
       Total interest income                                              1,870,088       2,159,062
                                                                          ---------       ---------
Interest expense:
    Time deposits                                                           638,761         915,299
    Savings deposits                                                         85,209         116,119
    Interest bearing demand deposits                                         25,769          34,505
    Other                                                                   110,347         204,959
                                                                          ---------       ---------
       Total interest expense                                               860,086       1,270,882
                                                                          ---------       ---------

       Net interest income                                                1,010,002         888,180
Provision for loan losses                                                    78,000          66,000
                                                                          ---------       ---------
       Net interest income after provision for loans losses                 932,002         822,180
                                                                          ---------       ---------
Other income:
    Service charges                                                         144,100          71,280
    Other                                                                   100,256         102,203
                                                                          ---------       ---------
       Total other income                                                   244,356         173,483
                                                                          ---------       ---------
Other expenses:
    Salaries and employee benefits                                          437,047         396,279
    Occupancy                                                               124,462         106,461
    Other operating                                                         255,286         217,568
                                                                          ---------       ---------
       Total other expenses                                                 816,795         720,308
                                                                          ---------       ---------

       Income  before income taxes                                          359,563         275,355

Income tax expense                                                           94,725          67,600
                                                                          ---------       ---------
       Net income                                                 $         264,838         207,755
                                                                          =========       =========
Other comprehensive income
    Unrealized gains (losses) on securities available
       for sale arising during  the period, net of tax (benefit)
       of $(26,247) and $108,506, respectively                              (42,897)        177,337
    Unrealized gain (loss)  on interest rate swap arising during the period net of tax (benefit) of $(33,683) and $50,433,
       respectively                                                         (55,050)         82,425
                                                                          ---------       ---------
       Comprehensive income                                       $         166,891         467,517
                                                                          =========       =========

Basic earnings per share                                          $            0.38            0.30
                                                                          =========       =========
Diluted earnings per share                                        $            0.36            0.28
                                                                          =========       =========

See accompanying notes to consolidated financial statements.

                  GREATER ROME BANCSHARES, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                  (Unaudited)
               For the Three Months Ended March 31, 2002 and 2001

                                                                                           2002              2001
                                                                                           ----              ----
Cash flows from operating activities:
            Net income                                                            $       264,838           207,755
            Adjustments to reconcile net income to net cash
                      provided (used) by operating activities:
                      Depreciation, amortization and accretion                             81,245            49,590
                      Provision for loan losses                                            78,000            66,000
                      Change in:
                        Interest receivable and other assets                              (72,073)          108,595
                        Loans held-for-sale                                              (347,426)            -
                        Interest payable and other liabilities                            (47,768)          (62,087)
                                                                                         --------         ---------
                      Net cash provided (used) by operating activities                    (43,184)          369,853
                                                                                         --------         ---------
Cash flows from investing activities:
            Proceeds from maturities and calls of securities available-for-sale          1,133,636        2,845,485
            Purchases of securities available-for-sale                                  (1,020,745)      (3,750,010)
            Net increase in loans                                                       (1,851,949)      (1,405,664)
            Purchases of premises and equipment                                            (10,755)        (119,767)
                                                                                         ---------        ---------
                      Net cash used by investing activities                             (1,749,813)      (2,429,956)
                                                                                         ---------        ---------
Cash flows from financing activities:
            Change in deposits                                                           1,853,425        3,105,004
            Repayment of FHLB borrowings                                                (2,000,000)           -
            Change in securities sold under repurchase agreements                            -           (2,500,000)
            Change in federal funds purchased                                            2,600,000        1,000,000
            Common stock repurchased and retired                                           (64,450)          (9,800)
                                                                                         ---------        ---------
                      Net cash provided by financing activities                          2,388,975        1,595,204
                                                                                         ---------        ---------

Net change in cash and cash equivalents                                                    595,978         (464,899)

Cash and cash equivalents at beginning of period                                         5,604,610        7,406,832
                                                                                         ---------        ---------
Cash and cash equivalents at end of period                                        $      6,200,588        6,941,933
                                                                                         =========        =========
Supplementary disclosures of cash flow information:
            Cash paid during the period for:
                       Interest                                                   $        935,502        1,164,244
                       Income taxes                                               $         41,200            9,500
Non cash investing and financing activities:
            Change in unrealized gain on securities
                       available-for-sale                                         $        (69,144)         285,843
            Change in unrealized gain on interest rate swap                       $        (88,732)         132,858

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

The accounting principles followed by the Company, and the methods of applying these principles, conform with accounting principles generally accepted in the United States of America ("GAAP") and with general practices within the banking industry. In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses and the valuation of real estate acquired in connection with or in lieu of foreclosure on loans.

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

Loans Held-for-Sale
-------------------
Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market value. The amount by which cost exceeds market value is accounted for as a valuation allowance. Changes, if any, in the valuation allowance are included in the determination of net earnings in the period in which the change occurs. The Company has recorded no valuation allowance related to its mortgage loans held-for-sale as their cost approximates market value. Gains and losses from the sale of loans are determined using the specific identification method.

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

Net Earnings Per Share
----------------------
Basic earnings per share are based on the weighted average number of common shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. ___ The reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for the periods presented in the financial statements were calculated as follows:

                                                  Net          Common          Per Share
For the quarter ended March 31, 2002:          Earnings         Share            Amount
                                               --------         -----            ------
        Basic earnings per share           $    264,839        700,766       $      0.38

        Effect of stock options                    -            41,738              (.02)
                                                -------        -------              ----
        Diluted earnings per share         $    264,839        742,504       $      0.36
                                                =======        =======              ====


                                                  Net          Common          Per Share
For the quarter ended March 31, 2001:          Earnings         Share            Amount
                                               --------         -----            ------
        Basic earnings per share           $   207,755         697,683       $      0.30

        Effect of stock options                   -             37,460              (.02)
                                               -------         -------              ----
        Diluted earnings per share         $   207,755         735,143       $      0.28
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

Recent Accounting Pronouncements
--------------------------------
Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of SFAS No. 125", was effective for transfers and servicing of financial assets occurring after March 31, 2001 and was effective for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The implementation of SFAS No. 140 did not have a material impact on the Company's financial position, results of operations or liquidity.

On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 is effective for business combinations initiated after June 30, 2001 and requires all business combinations completed after its adoption to be accounted for under the purchase method of accounting and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 became effective for the Company on January 1, 2002 and addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. Upon adoption of SFAS No. 142, goodwill and some intangible assets will no longer be amortized and will be tested for impairment at least annually. The Company believes the adoption of SFAS No. 142 will not have a material impact on its financial position, results of operations or liquidity.

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

FINANCIAL CONDITION

As of March 31, 2002, the Company had $116.4 million in total assets, up $2.5 million over year-end 2001. Total deposits increased $1.8 million over year-end 2001 to $92.7 million. Net loans outstanding increased $1.8 million over year-end 2001 to $78.8 million. Loans held-for-sale increased $347,426 to $1.3 million over year-end 2001. All of the Bank's growth in loans has come from the local market. We attribute this growth to a relatively stable local economy combined with competitive banking services delivered by a locally owned and operated community bank. The Bank is the only locally owned and operated community bank in its market, which has been dominated by regional banks and fragmented by credit unions over the past several years.

The banking industry continues to experience competition from non-banks for deposit and investment type products. Competition for local deposit dollars continues to put upward pressure on the cost of deposits. The Bank's asset/liability management committee has adopted policies designed to diversify funding sources if local market deposits become less available and even more costly. Within limits, the Bank may obtain funding from brokered certificates of deposit and other forms of wholesale borrowing, such as the Federal Home Loan Bank and term repurchase agreements. These policies should allow the Bank to continue to meet the local market's credit demands while providing the flexibility to obtain funding from various sources at optimum rates. While this policy provides greater funding flexibility, the Bank continues to place primary funding emphasis on local deposit growth. Core deposit growth development is the primary focus of the Bank's current asset/liability management strategies. As of March 31, 2002, the Bank had $5,000,000 in brokered deposits.

Capital

At March 31, 2002, the Bank's capital position was in excess of FDIC guidelines to qualify as "well capitalized". Based on the level of the Bank's risk weighted assets at quarter end, we had $1.4 million more capital than necessary to satisfy the "well-capitalized" criteria. The Bank's capital adequacy is monitored quarterly by the asset/liability committee. At these quarterly meetings, the committee develops strategies for the Bank's asset and liability growth, mix and pricing.

We continue to evaluate opportunities to effectively deploy this excess capital in order to improve shareholder returns. As a routine part of our business, we evaluate opportunities with other financial institutions. Thus, at any time, discussions, negotiations and due diligence activities concerning potential transactions may occur.

From time to time, the Company may also purchase stock from shareholders who have indicated a desire to sell their stock. Such transactions not only provide liquidity for the Company's stock, but generally also improve the returns for all remaining shareholders. Through the first quarter of 2002, the Company had purchased and retired 16,680 shares of stock from shareholders.

The Bank's capital at March 31, 2002 will support assets up to approximately $135.5 million and maintain its well-capitalized status. Assuming that the Bank continues to grow with a risk-weighted asset mix consistent with its historical experience, that asset quality is maintained, and that earnings growth continues at its current rate, our 12-month projected capital would approach the minimum limits to be well-capitalized when our assets are approximately $150.2 million.

Given the uncertainty of the current economy, management expects asset growth to be less than 10% for 2002. The Company obtained a credit line for $2,000,000 in the first quarter of 2001 from one of its correspondent banks. This line could be used to provide additional capital for Bank growth or other liquidity purposes. The line has a revolving period that ends on January 31, 2003, with interest paid quarterly, and is then repaid over a five-year even amortization plus interest, on a quarterly basis. If capital is required at the Bank level to support asset growth, the Company will borrow sufficient funds against the credit facility and contribute them to the Bank to maintain its "well-capitalized" status for at least the next 12 months. At March 31, 2002, the Company had not drawn any funds from this credit line.

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

For the first three months of 2002, deposit growth and loan growth were equal at $1.8 million. Securities held-to-maturity remained unchanged at $1.4 million. Securities available-for-sale decreased $254,918 to $21.8 million. At March 31, 2002, the duration of the Bank's securities portfolio was 4.8 years with a weighted average tax equivalent yield of 5.90%. All of the Bank's investment securities are eligible as collateral for borrowings under either repurchase agreements with our correspondent banks or advances from the Federal Home Loan Bank. At March 31, 2002, securities totaling $2.7 million were pledged as collateral for FHLB advances. As of March 31, 2002, the Bank had unfunded loan commitments totaling $7.6 million.

At March 31, 2002 the funds available for liquidity purposes consisted of $20.8 million in securities (eligible for sale under repurchase agreements), plus Federal funds sold and other short-term bank deposits of $3.5 million, for a total of $24.3 million. Under the repurchase agreements, margin requirements range from 3% to 10% of the current market value of the underlying security, and the borrowing rate tends to have a spread of approximately 25 to 40 basis points over the Federal funds sold rate. The repurchase agreements allow the Bank to raise funds out of its total securities portfolio without being forced to sell the securities and recognize gains or losses as a result of the sale. In addition to these sources of funds, the Bank has unsecured Federal funds purchase lines of credit totaling $6.6 million, of which $4.0 million was available at quarter-end. Our correspondent banks may revoke these lines at any time.

FHLB membership provides an additional source of liquidity through credit programs, which can provide term funding for up to 10 years and, in qualified programs, up to 20 years. At March 31, 2002, the Bank had a total of $10.9 million in advances outstanding with the FHLB. We have assigned $15.4 million in eligible residential first mortgage and commercial real estate loans and $2.7 million in securities to the FHLB as collateral for this financing.

The FHLB currently has call options on $3.0 million of its advances to the Bank. If call options are exercised on any of the advances, they will be converted into a three-month LIBOR-based floating rate advance at the three-month LIBOR rate. The most likely reason that the FHLB would call the advances would be if interest rates rose sufficiently to present better investment alternatives for the FHLB. In the event of a call, we will evaluate funding alternatives in light of the Bank's interest rate risk profile at the time.

RESULTS OF OPERATIONS

The Company had net earnings of $264,838 ($0.38 per share) for the three months ended March 31, 2002. This compares to net earnings of $207,755 ($0.30 per share) for the three months ended March 31, 2001.

Net Interest Income

Net interest income increased $121,822 (13.7%) to $1,010,002 for the three months ended March 31, 2002. This was primarily due to the increase in average earning assets from $98.0 million in first quarter 2001 to $105.9 million for the first quarter of 2002. The net yield on average earning assets, before the provision for loan losses, was 3.87% for 2002. This compares to 3.68% for 2001. The Bank's cost of funds has decreased 197 basis points, while its yield on earning assets has decreased 178 basis points in the first quarter of 2002 as compared to the same period in 2001. These decreases in asset yields and the cost of funds resulted from the falling rate environment of 2001. The percentage of average earning assets funded by interest bearing liabilities decreased 2.2% to 88.0%, while loans as a percent of earning assets decreased 0.6% to 75.0%. The improvement in the interest-bearing liabilities ratio was a result of the Bank's concerted effort to increase core deposit growth in order to decrease non-core fund dependence and reduce interest expense.

Summary of Loan Loss Experience

                                                                           Three months          Three months
                                                                              ended                 ended
                                                                             3/31/02               3/31/01
                                                                             -------               -------
Allowance for possible loan losses at the beginning of the quarter      $    913,388               856,902
Charge-offs:
    Commercial loans                                                           6,201                  -
    Consumer loans                                                            32,695                37,478
                                                                             -------               -------
    Total                                                                     38,896                37,478
                                                                             -------               -------
Recoveries:
    Commercial loans                                                           1,378                  -
    Consumer loans                                                            13,051                 2,560
                                                                             -------               -------
    Total                                                                     14,429                 2,560
                                                                             -------               -------
Net charge-offs:                                                              24,467                34,918
Additions charged to operations                                               78,000                66,000
                                                                             -------               -------
Balance at end of quarter                                               $    966,921               887,984
Average loans outstanding, net of unearned income                       $ 79,470,028            73,900,968
Ratio of net charge-offs to average loans                                      0.03%                 0.05%


The provision for loan losses was $78,000 in the first quarter of 2002, representing a $12,000 increase from the provision for the same period in 2001.

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

The approximate anticipated amount of charge-offs for 2002 allocated by major category is:

                                  Projected
      Category                   Charge-offs
      --------                   -----------
      Real Estate           $         22,425
      Commercial                      99,659
      Consumer                       107,626
                                     -------
      Total                 $        229,710
                                     =======


Risk Elements

                                                                    March 31, 2002         March 31, 2001
                                                                    --------------         --------------
Nonaccrual, Past Due and Restructured Loans
-------------------------------------------
Nonaccrual loans                                                $         70,963                73,333
Accruing loans contractually past due 90 days or more           $           -                    5,990
Troubled debt restructurings                                    $         67,705                67,705

The amount of interest that would have been included in income on the above non-accrual loans if they had been current in accordance with their original terms was $7,286 in 2002 and $3,464 in 2001. The amount of interest that was included in interest income on the above loans was $0 in 2002 and $0 in 2001.

The Bank's policy is to place loans on non-accrual status when it appears that the collection of principal and interest in accordance with the terms of the loan is doubtful. Any loan that becomes 90 days past due as to principal or interest is placed on non-accrual, unless corrective action is certain and imminent.

Non-interest Income and Expenses

Non-interest income increased $70,873 (41%) to $244,356 for the three months ended March 31, 2002 from the same period of 2001. This was mainly due to a significant increase in non-sufficient funds ("NSF") and overdraft income from the introduction of an overdraft privilege program in the fourth quarter of 2001. NSF and overdraft fees increased from $51,031 in 2001 to $103,077 in 2002. Of that increase, $44,689 was directly related to the overdraft privilege program. Non-interest expenses increased $96,487 (13%) to $816,795 for the three months ended March 31, 2002 from the same period for 2001.

Salaries and benefits for the three months ended March 31, 2002 increased $40,768 (10%) to $437,047 from the same period in 2001. This is due to the growth in the number of full-time-equivalent employees and increases in the costs of employee benefits. The number of employees grew from 42 at the end of the first quarter of 2001 to 44 at the end of the first quarter of 2002. Occupancy costs increased by $18,001(17%) to $124,462 in 2002 from the same period in 2001.

Other operating expenses increased $37,718 (17%) to $255,286 in 2002 from the same period in 2001. The increase is attributable to the higher volume of business associated with advertising and marketing costs, data processing costs, and supplies. We continue to focus on improving operating expense efficiencies, through the use of current banking technologies, outsourcing solutions and human resource training and development.

Interest Rate Sensitivity

In the current economic environment, improvement in the Company's earnings depends less upon continued earning asset growth and more upon maintaining good asset quality, core deposit development, recurring service fee income enhancement and operating efficiency improvement.

Given the intense competition for core deposits in the Bank's local market, much of the Bank's growth has been funded by interest bearing CD's and borrowed funds. This has had an adverse impact on the efficiency of the Bank's interest margin, while improving earnings per share. The terms of these funding sources were planned to minimize the impact on the Bank's liquidity and interest rate risk. During this period of low asset growth, management is focusing on strategies to replace these high cost funds with lower cost core deposits. While this may increase our interest rate risk, it should improve the spread on our net interest margin.

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

(b)  Reports on Form 8-K

       No reports on Form 8-K were filed during the quarterly period ended March 31, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GREATER ROME BANCSHARES, INC.



Date:  May 6, 2002                By: /s/ Thomas D. Caldwell, III
                                      ---------------------------
                                      Thomas D. Caldwell, III
                                      President, Chief Executive Officer


                                  By: /s/ E. Grey Winstead, III
                                      ---------------------------
                                      E. Grey Winstead, III
                                      Principal Financial and Accounting Officer

                          GREATER ROME BANCSHARES, INC.
            Form 10-QSB for the quarterly period ended March 31, 2002

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

 10.4    *Form of Stock Option Award to Non-employee Directors (Incorporated by reference to Appendix
         A to the Company's Proxy Statement for the 1997 Annual Meeting of the Shareholder held
         May 15, 1997).                                                                                      N/A

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

----------------------------------
* Indicates a management contract or compensatory arrangement.