Form 10QSB
period 2002-06-30
GREATER ROME BANCSHARES INC
filed 2002-08-14
CIK 928484

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

   X     Quarterly report under Section 13 or 15(d) of the Securities
  ---    Exchange Act of 1934 For the quarterly period ended June 30, 2002

  ---    Transition report under Section 13 or 15(d) of the Exchange Act
         For the transition period from              to
                                       -------------    -------------

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

         688,672 shares of common stock, $.01 par value per share, were issued and outstanding as of July 30, 2002.

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

                  GREATER ROME BANCSHARES, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets
                                   (Unaudited)
                       June 30, 2002 and December 31, 2001

                                    Assets
                                    ------

                                                                           2002               2001
                                                                           ----               ----
 Cash and due from banks, including reserve
        requirements of $343,000 in 2002 and $245,000 in 2001       $      2,468,645         2,657,057
 Federal funds sold                                                        5,536,000         2,548,020
 Interest bearing deposits                                                   633,164           399,533
                                                                         -----------       -----------
        Cash and cash equivalents                                          8,637,809         5,604,610

 Securities available-for-sale                                            22,333,091        22,120,180
 Securities held-to-maturity                                               1,384,665         1,384,610
 Loans held-for-sale                                                         936,594           992,342
 Loans, net                                                               81,471,454        77,039,865
 Premises and equipment, net                                               3,521,161         3,574,758
 Bank owned life insurance                                                 1,372,189         1,337,101
 Accrued interest receivable and other assets                              1,837,212         1,877,492
                                                                         -----------       -----------
                                                                    $    121,494,175       113,930,958
                                                                         ===========       ===========

                     Liabilities and Stockholders' Equity
                     ------------------------------------

 Deposits:
        Demand                                                      $     11,499,755         9,947,672
        Interest bearing demand                                            9,110,677         7,598,899
        Savings                                                           21,780,011        16,167,600
        Time                                                              38,248,344        38,413,997
        Time, $100,000 and over                                           17,371,644        18,734,923
                                                                         -----------       -----------
                   Total deposits                                         98,010,431        90,863,091

 Federal Home Loan Bank borrowings                                        12,850,000        12,850,000
 Other long term borrowings                                                  180,000              -
 Accrued interest payable and other liabilities                              623,243           714,530
                                                                         -----------       -----------
                   Total liabilities                                     111,663,674       104,427,621
                                                                         -----------       -----------
 Commitments

 Stockholders' equity:
        Preferred stock, par value $1.00 per share; 100,000 shares
                   authorized; no shares issued or outstanding                  -                 -
        Common stock, par value $.01 per share; 10,000,000
                   shares authorized; 688,672 and 703,766 shares
                   issued and outstanding respectively                         6,887             7,038
        Additional paid-in capital                                         6,845,975         6,996,009
        Retained earnings                                                  2,648,435         2,198,420
        Accumulated other comprehensive income                               329,204           301,870
                                                                         -----------       -----------
                   Total stockholders' equity                              9,830,501         9,503,337
                                                                      ---------------      -----------
                                                                    $    121,494,175       113,930,958
                                                                      ===============      ===========

 See accompanying notes to consolidated financial statements.

                  GREATER ROME BANCSHARES, INC. AND SUBSIDIARY
          Consolidated Statements of Earnings and Comprehensive Income
                                   (Unaudited)
       For each of the Six and Three Months Ended June 30, 2002 and 2001

                                                                      Six Months      Six Months       Three Months     Three Months
                                                                         Ended           Ended             Ended            Ended
                                                                     Jun 30, 2002    Jun 30, 2001      Jun 30, 2002    June 30, 2001
                                                                     ------------    ------------      ------------    -------------
Interest income:
    Interest and fees on loans                                    $    3,140,402       3,559,130         1,585,603        1,765,664
    Interest and dividends on investments
       Taxable                                                           394,699         511,462           198,122          293,436
       Nontaxable                                                        211,158         141,205           102,883           41,559
    Interest on federal funds sold and deposits with other banks          25,312          90,535            14,875           42,611
                                                                       ---------       ---------         ---------        ---------
       Total interest income                                           3,771,571       4,302,332         1,901,483        2,143,270
                                                                       ---------       ---------         ---------        ---------
Interest expense:
    Time deposits                                                      1,207,607       1,810,320           568,846          895,021
    Savings deposits                                                     193,424         211,510           108,215           95,391
    Interest bearing demand deposits                                      54,162          65,452            28,393           30,947
    Other                                                                223,514         372,159           113,167          167,200
                                                                       ---------       ---------         ---------        ---------
       Total interest expense                                          1,678,707       2,459,441           818,621        1,188,559
                                                                       ---------       ---------         ---------        ---------

       Net interest income                                             2,092,864       1,842,891         1,082,862          954,711
Provision for loan losses                                                156,000         132,000            78,000           66,000
                                                                       ---------       ---------         ---------        ---------
       Net interest income after provision for loans losses            1,936,864       1,710,891         1,004,862          888,711
Other income:
    Service charges                                                      272,180         143,257           128,080           71,977
    Other                                                                199,545         224,210            99,289          122,007
                                                                       ---------       ---------         ---------        ---------
       Total other income                                                471,725         367,467           227,369          193,984
                                                                       ---------       ---------         ---------        ---------
Other expenses:
    Salaries and employee benefits                                       906,631         772,833           469,584          376,554
    Occupancy                                                            248,769         225,943           124,307          119,482
    Other operating                                                      520,807         447,075           265,521          229,507
                                                                       ---------       ---------         ---------        ---------
       Total other expenses                                            1,676,207       1,445,851           859,412          725,543
                                                                       ---------       ---------         ---------        ---------

       Income  before income taxes                                       732,382         632,507           372,819          357,152

Income tax expense                                                       195,897         167,794           101,172          100,194
                                                                       ---------       ---------         ---------        ---------
       Net income                                                 $      536,485         464,713           271,647          256,958
                                                                       =========       =========         =========        =========
Other comprehensive income
    Unrealized gains (losses) on securities available
       for sale arising during  the period, net of tax (benefit)
       of $49,180, $95,517, $75,427 and $(12,989), respectively           80,378         156,108           123,275          (21,229)

    Unrealized gain (loss)  on interest rate swap arising during the period net of tax (benefit) of $(32,456), $57,686,
       $1,227 and $7,254, respectively                                   (53,044)         94,280             2,006           11,855

       Comprehensive income                                       $      563,819         715,101           396,928          247,584
                                                                       =========       =========         =========        =========

Basic earnings per share                                          $         0.78            0.66              0.40             0.36
                                                                       =========       =========         =========        =========
Diluted earnings per share                                        $         0.73            0.63              0.37             0.35
                                                                       =========       =========         =========        =========

See accompanying notes to consolidated financial statements.

                  GREATER ROME BANCSHARES, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                 For each of the Six Months Ended June 30, 2002 and 2001

                                                                                         2002              2001
                                                                                         ----              ----
Cash flows from operating activities:
           Net income                                                            $      536,485           464,713
           Adjustments to reconcile net income to net cash
                      provided by operating activities:
                      Depreciation, amortization and accretion                          165,521            90,262
                      Provision for loan losses                                         156,000           132,000
                      Change in:
                        Interest receivable and other assets                            (43,989)          142,684
                        Loans held-for-sale                                              55,748              -
                        Interest payable and other liabilities                          (91,287)          (72,803)
                                                                                      ---------         ---------
                      Net cash provided by operating activities                         778,478           756,856
                                                                                      ---------         ---------
Cash flows from investing activities:
           Proceeds from maturities and calls of securities available-for-sale        1,863,873         4,617,948
           Proceeds from maturities and calls of securities held-to-maturity               -              500,000
           Proceeds from sale of securities available-for-sale                             -              753,281
           Purchases of securities available-for-sale                                (2,036,462)       (7,704,016)
           Net increase in loans                                                     (4,587,590)       (2,245,850)
           Purchases of premises and equipment                                          (75,786)         (254,502)
                                                                                      ---------         ---------
                      Net cash used by investing activities                          (4,835,965)       (4,333,139)
                                                                                      ---------         ---------
Cash flows from financing activities:
           Change in deposits                                                         7,147,340         3,876,395
           Change in revolving credit line                                              180,000              -
           Change in securities sold under repurchase agreements                           -           (2,500,000)
           Change in federal funds purchased                                               -            1,000,000
           Common stock repurchased and retired                                        (236,654)          (48,000)
           Proceeds from stock options exercised                                           -               92,780
                                                                                      ---------         ---------
                      Net cash provided by financing activities                       7,090,686         2,421,175
                                                                                      ---------         ---------

Net change in cash and cash equivalents                                               3,033,199        (1,155,108)

Cash and cash equivalents at beginning of period                                      5,604,610         7,406,832
                                                                                      ---------         ---------

Cash and cash equivalents at end of period                                       $    8,637,809         6,251,724
                                                                                      =========         =========
Supplementary disclosures of cash flow information:
           Cash paid during the period for:
                      Interest                                                   $    1,721,406         2,397,080
                      Income taxes                                               $      251,095           194,890
Non cash investing and financing activities:
           Change in unrealized gain on securities
                      available-for-sale                                         $      129,559           251,625
           Change in unrealized gain (loss) on interest rate swap                $      (85,500)          151,966

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

                                     Six months ended June 30, 2002           Three months ended June 30, 2002
                                     ------------------------------           --------------------------------
                                    Net          Common      Per Share        Net          Common      Per Share
                                  Earnings       Shares        Amount       Earnings       Shares        Amount
                                  --------       ------        ------       --------       ------        ------
Basic earnings per share        $  536,485       688,672       $0.78      $  271,647       692,170        0.40

Effect of stock options               -           44,282       (0.05)           -           46,827       (0.03)
                                   -------       -------        ----         -------       -------        ----
Diluted earnings per share      $  536,485       732,954       $0.73      $  271,647        738,997       0.37
                                   =======       =======        ====         =======        =======       ====

                                     Six months ended June 30, 2001           Three months ended June 30, 2001
                                     ------------------------------           --------------------------------
                                    Net          Common      Per Share        Net          Common      Per Share
                                  Earnings       Shares        Amount       Earnings       Shares        Amount
                                  --------       ------        ------       --------       ------        ------
Basic earnings per share        $  464,713       701,049        0.66      $  256,958       704,414        0.36

Effect of stock options               -           38,084       (0.03)           -           38,923       (0.01)
                                   -------       -------        ----         -------       -------        ----
Diluted earnings per share      $  464,713       739,133        0.63      $  256,958       743,338        0.35
                                   =======       =======        ====        ========       =======        ====


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

FINANCIAL CONDITION

As of June 30, 2002, the Company had $121.5 million in total assets, up $7.6 million over year-end 2001. Total deposits increased $7.1 million over year-end 2001 to $98.0 million. Net loans outstanding increased $4.5 million over year-end 2001 to $81.5 million. Loans held-for-sale decreased $55,748 to $936,594 from year-end 2001. All of the Bank's growth in loans has come from the local market. We attribute this growth to a relatively stable local economy combined with competitive banking services delivered by a locally owned and operated community bank. The Bank is the only locally owned and operated community bank in its market, which has been dominated by regional banks and fragmented by credit unions over the past several years.

The banking industry continues to experience competition from non-banks for deposit and investment type products. Competition for local deposit dollars continues to put upward pressure on the cost of deposits. The Bank's asset/liability management committee has adopted policies designed to diversify funding sources if local market deposits become less available and even more costly. Within limits, the Bank may obtain funding from brokered certificates of deposit and other forms of wholesale borrowing, such as the Federal Home Loan Bank and term repurchase agreements. These policies should allow the Bank to continue to meet the local market's credit demands while providing the flexibility to obtain funding from various sources at optimum rates. While this policy provides greater funding flexibility, the Bank continues to place primary funding emphasis on local deposit growth. Core deposit growth development is the primary focus of the Bank's current asset/liability management strategies. As of June 30, 2002, the Bank had $5,000,000 in brokered deposits.


Capital

At June 30, 2002, the Bank's capital position was in excess of FDIC guidelines to qualify as "well capitalized". Based on the level of the Bank's risk weighted assets at quarter end, we had $1.6 million more capital than necessary to satisfy the "well-capitalized" criteria. The Bank's capital adequacy is monitored quarterly by the asset/liability committee. At these quarterly meetings, the committee develops strategies for the Bank's asset and liability growth, mix and pricing.

We continue to evaluate opportunities to effectively deploy this excess capital in order to improve shareholder returns. As a routine part of our business, we evaluate opportunities with other financial institutions. Thus, at any time, discussions, negotiations and due diligence activities concerning potential transactions may occur.

From time to time, the Company may also purchase stock from shareholders who have indicated a desire to sell their stock. Such transactions not only provide liquidity for the Company's stock, but generally also improve the returns for all remaining shareholders. Through the second quarter of 2002, the Company had purchased and retired 27,474 shares of stock from shareholders. The price per share for these unsolicited repurchase transactions ranged from $13.00 per share to $16.00 per share.

The Bank's capital at June 30, 2002 will support assets up to approximately $142.4 million and maintain its well-capitalized status. Assuming that the Bank continues to grow with a risk-weighted asset mix consistent with its historical experience, that asset quality is maintained, and that earnings growth continues at its current rate, our 12-month projected capital would approach the minimum limits to be well-capitalized when our assets are approximately $157.3 million.

Given the uncertainty of the current economy, management expects asset growth to be less than 10% for 2002. The Company obtained a credit line for $2,000,000 in the first quarter of 2001 from one of its correspondent banks. This line could be used to provide additional capital for Bank growth or other liquidity purposes. The line has a revolving period that ends on January 31, 2003, with interest paid quarterly, and is then repaid over a five-year even amortization plus interest, on a quarterly basis. If capital is required at the Bank level to support asset growth, the Company will borrow sufficient funds against the credit facility and contribute them to the Bank to maintain its "well-capitalized" status for at least the next 12 months. At June 30, 2002, the Company had drawn $180,000 from this credit line.

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

The Bank's liquidity and asset/liability policies place limits on these non-core funding sources, which are monitored on a weekly basis by management and on a monthly basis by the board. These limits are designed to place emphasis on local deposit growth and limit the Bank's ability to grow solely from non-core funding sources.

For the first six months of 2002, deposit growth exceeded loan growth by $2.6 million. Securities held-to-maturity remained unchanged at $1.4 million. Securities available-for-sale increased $212,911 to $22.3 million. At June 30, 2002, the duration of the Bank's securities portfolio was 4.5 years with a weighted average tax equivalent yield of 6.05%. All of the Bank's investment securities are eligible as collateral for borrowings under either repurchase agreements with our correspondent banks or advances from the Federal Home Loan Bank. At June 30, 2002, marketable securities totaling $3.2 million were pledged as collateral for FHLB advances. As of June 30, 2002, the Bank had unfunded loan commitments totaling $7.9 million.

At June 30, 2002 the funds available for liquidity purposes consisted of $21.1 million in securities (eligible for sale under repurchase agreements), plus Federal funds sold and other short-term bank deposits of $6.2 million, for a total of $27.3 million. Under the repurchase agreements, margin requirements range from 3% to 10% of the current market value of the underlying security, and the borrowing rate tends to have a spread of approximately 25 to 40 basis points over the Federal funds sold rate. The repurchase agreements allow the Bank to raise funds out of its total securities portfolio without being forced to sell the securities and recognize gains or losses as a result of the sale. In addition to these sources of funds, the Bank has unsecured Federal funds purchase lines of credit totaling $6.6 million, all of which was available at quarter-end. Our correspondent banks may revoke these lines at any time.

FHLB membership provides an additional source of liquidity through credit programs, which can provide term funding for up to 10 years and, in qualified programs, up to 20 years. At June 30, 2002, the Bank had a total of $12.9 million in advances outstanding with the FHLB. We have assigned $16.7 million in eligible residential first mortgage and commercial real estate loans and $3.2 million in marketable securities to the FHLB as collateral for this financing.

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

RESULTS OF OPERATIONS

The Company had net earnings of $536,485 ($0.78 per share) for the six months ended June 30, 2002 and $271,647 ($0.40 per share) for the three months ended June 30, 2002. This compares to net earnings of $464,713 ($0.66 per share) for the six months ended June 30, 2001 and $256,958 ($0.36 per share) for the three months ended June 30, 2001.

Net Interest Income

Net interest income increased $249,973 (13.6%) to $2,092,864 for the six months ended June 30, 2002 and increased $128,150 (13.4%) for the three months ended June 30, 2002 as compared to the same periods in 2001. This was primarily due to the increase in average earning assets from $99.5 million in second quarter 2001 to $108.1 million for the second quarter of 2002. The net yield on average earning assets, before the provision for loan losses, was 3.90% for 2002. This compares to 3.73% for 2001. The Bank's cost of funds has decreased 185 basis points, while its yield on earning assets has decreased 168 basis points in the first quarter of 2002 as compared to the same period in 2001. These decreases in asset yields and the cost of funds have resulted from the falling rate environment of 2002. The percentage of average earning assets funded by interest bearing liabilities decreased 1.8% to 88.0%, while loans as a percent of earning assets increased 0.3% to 74.9%. The improvement in the interest-bearing liabilities ratio was a result of the Bank's concerted effort to increase core deposit growth in order to decrease non-core fund dependence and reduce interest expense.


Summary of Loan Loss Experience

                                                     Six months       Six months      Three months     Three months
                                                        ended           ended            ended             ended
    Allowance for possible loan losses                 6/30/02         6/30/01          6/30/02           6/30/01
    ----------------------------------                 -------         -------          -------           -------
Balance at the beginning of the period           $     913,388         856,902          966,921           887,984

Charge-offs:
    Commercial                                           6,201          26,828             -                 -
    Consumer loans                                      53,459          48,507           20,764            37,857
                                                     ---------         -------        ---------           -------
    Total                                               59,660          75,335           20,764            37,857
                                                     ---------         -------        ---------           -------
Recoveries:
    Real estate - mortgage                               1,578             148              200               148
    Consumer loans                                      19,004           5,765            5,953             3,205
                                                     ---------         -------        ---------           -------
    Total                                               20,582           5,913            6,153             3,353
                                                     ---------         -------        ---------           -------
Net charge-offs (recoveries):                           39,078          69,422            14,611           34,504
Additions charged to operations                        156,000         132,000            78,000           66,000
                                                     ---------         -------         ---------          -------
Balance at end of period                         $   1,030,310         919,480         1,030,310          919,480
                                                     =========         =======         =========          =======
Average loans outstanding                        $  81,029,910      74,319,629        72,572,650       74,492,408
Ratio of net charge-offs to average loans                0.05%           0.09%             0.02%            0.05%

The provision for loan losses was $156,000 in the first six months of 2002, representing a $24,000 increase from the provision for the same period in 2001. This increase was budgeted due to the budgeted growth in outstanding loans.

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

The policy provides more explicit guidance on the application of risk grades. On a monthly basis, loan balances are aggregated for each grade and a loan loss allowance is calculated using historical net charge-off ratios applicable to each grade within each major category of loans, i.e., real estate, commercial and consumer. The resulting calculation is compared to the allowance, as booked, to determine the reasonableness of the reserve and whether the provision for loan losses should be adjusted.

The approximate anticipated amount of charge-offs for 2002 allocated by major category is:

                                     Projected
           Category                 Charge-offs
           --------                 -----------
           Real Estate              $    23,585
           Commercial                   104,029
           Consumer                     102,096
                                        -------
           Total                    $   229,710
                                        =======


Risk Elements

                                                                    June 30, 2002          June 30, 2001
                                                                    -------------          -------------
Nonaccrual, Past Due and Restructured Loans
-------------------------------------------
Nonaccrual loans                                                $        406,026                222,070
Accruing loans contractually past due 90 days or more           $           -                      -
Troubled debt restructurings                                    $         70,845                 71,436

The amount of interest that would have been included in income on the above non-accrual loans if they had been current in accordance with their original terms was $16,983 in 2002 and $8,500 in 2001. The amount of interest that was included in interest income on the above loans was $2,299 in 2002 and $0 in 2001.

The Bank's policy is to place loans on non-accrual status when it appears that the collection of principal and interest in accordance with the terms of the loan is doubtful. Any loan that becomes 90 days past due as to principal or interest is placed on non-accrual, unless corrective action is certain and imminent.

Non-interest Income and Expenses

Non-interest income increased $104,258 (28.4%) to $471,725 for the six months ended June 30, 2002 and increased $33,385 (17.2%) for the three months ended June 30, 2002 as compared to the same periods in 2001. This was mainly due to a significant increase in non-sufficient funds ("NSF") and overdraft income from the introduction of an overdraft privilege program in the fourth quarter of 2001. NSF and overdraft fees increased from $101,321 in 2001 to $200,222 in 2002. Of that increase, $81,283 was directly related to the overdraft privilege program. Non-interest expenses increased $230,356 (15.9%) to $1,676,207 for the six months ended June 30, 2002 and $133,869 (18.5%) to $859,412 for the three months ended June 30, 2002 from the same periods for 2001.

Salaries and benefits for the six months ended June 30, 2002 increased $133,798 (17.3%) to $906,631 and increased $93,030 (24.7%) to $469,584 for the three months ended June 30, 2002 as compared to the same periods in 2001. This is due to the growth in the number of full-time-equivalent employees, salary increases and increases in the costs of employee benefits. The number of employees grew from 43 at the end of the second quarter of 2001 to 46 at the end of the second quarter of 2002. Occupancy costs increased by $22,826 (10.1%) to $248,769 for the six months ended June 30, 2002, and increased $4,825 (4.0%) to $124,307 for the three months ended June 30, 2002 over the same periods in 2001.

Other operating expenses increased $73,732 (16.5%) to $520,807 for the six months ended June 30, 2002, and increased $36,014 (15.7%) to $265,521 for the three months ended June 30, 2002 as compared to the same periods in 2001. The increase is attributable to the higher volume of business associated with advertising and marketing costs, data processing costs, and supplies. We continue to focus on improving operating expense efficiencies, through the use of current banking technologies, outsourcing solutions and human resource training and development.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

On May 16, 2002 the Company held its 2002 annual meeting of shareholders. At that meeting the following items were voted upon with the results of the votes tabulated below each item:

        (a) to elect twelve directors to the Board of Directors to serve terms until the next annual meeting or until their successors are qualified and elected.

       Director Nominee                     For                    Withheld/Against           Abstentions/Non-votes
       ----------------                     ---                    ----------------           ---------------------
Robert L. Berry                           430,753                        None                          None
Frank A. Brown, Jr.                       430,753                        None                          None
Thomas D. Caldwell, III                   430,753                        None                          None
Gene G. Davidson, MD                      430,553                         200                          None
Henry Haskell Perry                       430,753                        None                          None
Bradford Lee Riddle                       430,753                        None                          None
M. Wayne Robinson                         429,553                        1,200                         None
Dale G. Smith                             430,753                        None                          None
Paul E. Smith                             430,753                         200                          None
W. Fred Talley                            430,753                        None                          None
Martha B. Walstad                         430,753                        None                          None
Edwin C. Watters                          430,753                        None                          None

Pursuant to Rule 14a-4(c)(1) promulgated under the Securities Exchange Act of 1934, as amended, shareholders desiring to present a proposal for consideration at the Company's 2003 Annual Meeting of Shareholders must notify the Company in writing at its principal office at 1490 Martha Berry Blvd., Rome, Georgia 30165, of the contents of such proposal no later December 13, 2002. Failure to timely submit such a proposal will enable the proxies appointed by management to exercise their discretionary voting authority when the proposal is raised at the Annual meeting of Shareholders without any discussion of the matter in the proxy statement.

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

        10.8 *Executive Supplemental Retirement Plan Agreement between the Bank and E. Grey Winstead, III dated January 13, 2000. (Incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31,
              2000).

        99.1 Certification of Messrs. Caldwell and Winstead pursuant to 18 U.S.C.ss.1350
----------------------------------------
* Indicates a management contract or compensatory arrangement.

        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed during the quarterly period ended June 30, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     GREATER ROME BANCSHARES, INC.



Date:  August 3, 2002             By:/s/ Thomas D. Caldwell, III
                                     ---------------------------
                                     Thomas D. Caldwell, III
                                     President, Chief Executive Officer


                                  By: /s/ E. Grey Winstead, III
                                      -------------------------
                                      E. Grey Winstead, III
                                      Principal Financial and Accounting Officer

                          GREATER ROME BANCSHARES, INC.
            Form 10-QSB for the quarterly period ended June 30, 2002

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

   99.1  Certification of Messrs. Caldwell and Winstead pursuant to 18 U.S.C.ss.1350                             22

------------------------------------------
* Indicates a management contract or compensatory arrangement.

                                  Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Greater Rome Bancshares, Inc. (the "Company"), on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Thomas D. Caldwell, III, President and Chief Executive Officer of the Company, and E. Grey Winstead, III, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

   (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


This 3rd day of August, 2002.

/s/ Thomas D. Caldwell, III
---------------------------
Thomas D. Caldwell, III
President and Chief Executive Officer



/s/ E. Grey Winstead, III
-------------------------
E. Grey Winstead, III
Chief Financial Officer