Form 10QSB
period 2002-09-30
GREATER ROME BANCSHARES INC
filed 2002-11-14
CIK 928484

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

   X     Quarterly report under Section 13 or 15(d) of the Securities Exchange
  ---    Act of 1934 For the quarterly period ended September 30, 2002

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

                                 Not Applicable
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


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

         691,914 shares of common stock, $.01 par value per share, were issued and outstanding as of November 8, 2002.

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

                  GREATER ROME BANCSHARES, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets
                                   (Unaudited)
                    September 30, 2002 and December 31, 2001

                                     Assets
                                     ------

                                                                              2002              2001
                                                                              ----              ----
 Cash and due from banks, including reserve
        requirements of $372,000 in 2002 and $245,000 in 2001       $      3,120,689         2,657,057
 Federal funds sold                                                          245,000         2,548,020
 Interest bearing deposits                                                   557,494           399,533
                                                                         -----------       -----------
        Cash and cash equivalents                                          3,923,183         5,604,610

 Securities available-for-sale                                            25,033,374        22,120,180
 Securities held-to-maturity                                               1,384,704         1,384,610
 Loans held-for-sale                                                       2,387,106           992,342
 Loans, net                                                               83,033,239        77,039,865
 Premises and equipment, net                                               3,477,253         3,574,758
 Bank owned life insurance                                                 1,389,784         1,337,101
 Accrued interest receivable and other assets                              1,574,328         1,877,492
                                                                         -----------       -----------
                                                                    $    122,202,971       113,930,958
                                                                         ===========       ===========

                      Liabilities and Stockholders' Equity
                      ------------------------------------

 Deposits:
        Demand                                                      $     12,202,733         9,947,672
        Interest bearing demand                                           10,716,378         7,598,899
        Savings                                                           25,458,570        16,167,600
        Time                                                              37,882,579        38,413,997
        Time, $100,000 and over                                           12,920,916        18,734,923
                                                                         -----------       -----------
                   Total deposits                                         99,181,176        90,863,091

 Federal Home Loan Bank borrowings                                        12,000,000        12,850,000
 Revolving credit line                                                       180,000              -
 Accrued interest payable and other liabilities                              611,980           714,530
                                                                         -----------       -----------
                   Total liabilities                                     111,973,156       104,427,621
                                                                         -----------       -----------
 Commitments

 Stockholders' equity:
        Preferred stock, par value $1.00 per share; 100,000 shares
                   authorized; no shares issued or outstanding                  -                 -
        Common stock, par value $.01 per share; 10,000,000
                   shares authorized; 691,914 and 703,766 shares
                   issued and outstanding respectively                         6,919             7,038
        Additional paid-in capital                                         6,904,299         6,996,009
        Retained earnings                                                  2,987,609         2,198,420
        Accumulated other comprehensive income                               330,988           301,870
                                                                         -----------       -----------
                   Total stockholders' equity                             10,229,815         9,503,337
                                                                         -----------       -----------
                                                                    $    122,202,971       113,930,958
                                                                         ===========       ===========

 See accompanying notes to consolidated financial statements.

                  GREATER ROME BANCSHARES, INC. AND SUBSIDIARY
          Consolidated Statements of Earnings and Comprehensive Income
                                   (Unaudited)
    For each of the Nine and Three Months Ended September 30, 2002 and 2001

                                                                     Nine Months     Nine Months       Three Months     Three Months
                                                                         Ended           Ended             Ended            Ended
                                                                     Sep 30, 2002    Sep 30, 2001      Sep 30, 2002     Sep 30, 2001
                                                                     ------------    ------------      ------------     ------------
Interest income:
    Interest and fees on loans                                    $    4,760,010       5,284,223         1,619,608        1,725,093
    Interest and dividends on investments
       Taxable                                                           583,787         669,411           189,088          157,949
       Nontaxable                                                        316,173         305,363           105,015          164,158
    Interest on federal funds sold and deposits with other banks          57,717         123,920            32,405           33,385
                                                                       ---------       ---------         ---------        ---------
       Total interest income                                           5,717,687       6,382,917         1,946,116        2,080,585
                                                                       ---------       ---------         ---------        ---------
Interest expense:
    Time deposits                                                      1,727,719       2,646,848           520,112          836,529
    Savings deposits                                                     312,506         311,442           119,082           99,932
    Interest bearing demand deposits                                      78,718          92,062            24,556           26,610
    Other                                                                358,199         528,362           134,685          156,202
                                                                       ---------       ---------         ---------        ---------
       Total interest expense                                          2,477,142       3,578,714           798,435        1,119,273
                                                                       ---------       ---------         ---------        ---------

       Net interest income                                             3,240,545       2,804,203         1,147,681          961,312
Provision for loan losses                                                234,000         198,000            78,000           66,000
                                                                       ---------       ---------         ---------        ---------
       Net interest income after provision for loans losses            3,006,545       2,606,203         1,069,681          895,312
Other income:
    Service charges                                                      409,878         250,639           137,698           87,280
    Other                                                                357,604         311,388           158,059          107,280
                                                                       ---------       ---------         ---------        ---------
       Total other income                                                767,482         562,027           295,757          194,560

Other expenses:
    Salaries and employee benefits                                     1,381,367       1,148,974           474,736          376,141
    Occupancy                                                            386,787         350,353           138,018          124,410
    Other operating                                                      793,211         676,397           272,404          229,322
                                                                       ---------       ---------         ---------        ---------
       Total other expenses                                            2,561,365       2,175,724           885,158          729,873
                                                                       ---------       ---------         ---------        ---------
       Income  before income taxes                                     1,212,662         992,506           480,280          359,999

Income tax expense                                                       337,004         266,097           141,107           98,303
                                                                       ---------       ---------         ---------        ---------
       Net income                                                 $      875,658         726,409           339,173          261,696
                                                                       =========       =========         =========        =========
Other comprehensive income
    Unrealized gains on securities available-for-sale
       arising during  the period, net of tax of $93,878,
       $159,760, $44,697 and $64,243, respectively                       153,429         261,104            73,051          104,996

    Unrealized gain (loss)  on interest rate swap arising during the period net of tax (benefit) of $(76,061), $68,943,
       $(43,605) and $11,257, respectively                              (124,311)        112,678           (71,267)          18,398
                                                                       ---------       ---------         ---------        ---------
       Comprehensive income                                       $      904,776       1,100,191           340,957          385,090
                                                                       =========       =========         =========        =========
Basic earnings per share                                          $         1.26            1.03              0.49             0.37
                                                                       =========       =========         =========        =========
Diluted earnings per share                                        $         1.19            0.98              0.46             0.35
                                                                       =========       =========         =========        =========

See accompanying notes to consolidated financial statements.

                  GREATER ROME BANCSHARES, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                  (Unaudited)
              For the Nine Months Ended September 30, 2002 and 2001


                                                                                           2002              2001
                                                                                           ----              ----
 Cash flows from operating activities:
              Net income                                                            $     875,658          726,409
              Adjustments to reconcile net income to net cash
                         provided by operating activities:
                         Depreciation, amortization and accretion                         258,151          158,727
                         Provision for loan losses                                        234,000          198,000
                         Noncash compensation to directors                                 58,356           48,648
                         Change in:
                           Interest receivable and other assets                           156,603          128,463
                           Loans held-for-sale                                         (1,394,764)            -
                           Interest payable and other liabilities                        (102,549)         (28,672)
                                                                                        ---------        ---------
                        Net cash provided by operating activities                          85,455        1,231,575
                                                                                        ---------        ---------
 Cash flows from investing activities:
              Proceeds from maturities and calls of securities available-for-sale       3,303,439        5,540,140
              Proceeds from maturities and calls of securities held-to-maturity              -             500,000
              Proceeds from sale of securities available-for-sale                            -             753,281
              Purchases of securities available-for-sale                               (6,157,022)      (7,966,154)
              Net increase in loans                                                    (6,227,374)      (3,537,514)
              Purchases of premises and equipment                                         (97,356)        (296,955)
                                                                                        ---------        ---------
                         Net cash used by investing activities                         (9,178,313)      (5,007,202)
                                                                                        ---------        ---------
 Cash flows from financing activities:
              Change in deposits                                                        8,318,085        7,004,027
              Change in other long term borrowings                                        180,000             -
              Repayment of FHLB borrowings                                               (850,000)            -
              Change in securities sold under repurchase agreements                          -          (2,500,000)
              Common stock repurchased and retired                                       (236,654)         (92,800)
              Proceeds from stock options exercised                                          -              92,780
                                                                                        ---------        ---------
                         Net cash provided by financing activities                      7,411,431        4,504,007
                                                                                        ---------        ---------

 Net change in cash and cash equivalents                                               (1,681,427)         728,380

 Cash and cash equivalents at beginning of period                                       5,604,610        7,406,832
                                                                                        ---------        ---------

 Cash and cash equivalents at end of period                                         $   3,923,183        8,135,212
                                                                                        =========        =========
 Supplementary disclosures of cash flow information:
              Cash paid during the period for:
                         Interest                                                   $   2,645,423        3,726,953
                         Income taxes                                               $     369,711          194,890
 Non cash investing and financing activities:
              Change in unrealized gain on securities
                         available-for-sale                                         $     247,307          420,863
              Change in unrealized gain (loss) on interest rate swap                $    (200,372)         181,621

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

We believe that the allowance for loan losses is adequate as of September 30, 2002. While we use available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

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

                                    Nine months ended Sept. 30, 2002          Three months ended Sept. 30, 2002
                                    --------------------------------          ---------------------------------
                                    Net          Common      Per Share        Net          Common      Per Share
                                 Earnings        Shares        Amount       Earnings       Shares        Amount
                                 --------        ------        ------       --------       ------        ------
Basic earnings per share         $875,658       693,881        $1.26        $339,173       688,708        $0.49

Effect of stock options              -           44,417        (0.07)           -           44,687        (0.03)
                                  -------       -------         ----         -------       -------         ----

Diluted earnings per share       $875,658       738,299        $1.19        $339,173       733,395        $0.46
                                  =======       =======         ====         =======       =======         ====

                                    Nine months ended Sept. 30, 2001          Three months ended Sept. 30, 2001
                                    --------------------------------          ---------------------------------
                                    Net          Common      Per Share        Net          Common      Per Share
                                 Earnings        Shares        Amount       Earnings       Shares        Amount
                                 --------        ------        ------       --------       ------        ------
Basic earnings per share         $726,409       702,349        $1.03        $261,696       704,951       $0.37

Effect of stock options              -           38,603        (0.05)           -           39,651       (0.02)
                                  -------       -------         ----         -------       -------        ----

Diluted earnings per share       $726,409       740,952        $0.98        $261,696       744,602       $0.35
                                  =======       =======         ====         =======       =======        ====

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

FINANCIAL CONDITION

As of September 30, 2002, the Company had $122.2 million in total assets, up $8.3 million over year-end 2001. Total deposits increased $8.3 million over year-end 2001 to $99.2 million. Net loans outstanding increased $6.0 million over year-end 2001 to $83.0 million. Loans held-for-sale increased $1.4 million to $2.4 million from year-end 2001. All of the Bank's growth in loans has come from the local market. We attribute this growth to a relatively stable local economy combined with competitive banking services delivered by a locally owned and operated community bank. The Bank is the only locally owned and operated community bank in its market, which has been dominated by regional banks and fragmented by credit unions over the past several years.

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

Recent Event

On September 24, 2002, the Company filed a Schedule 13E-3 with the Securities and Exchange Commission, which effectively discloses a proposed recapitalization of the Company through a 1-for-2,000 share reverse stock split of the Company's common stock. The primary purposes of the recapitalization plan is to promote more efficient utilization of our capital and enhance shareholder value by reducing or eliminating specific administrative expenses and regulatory burdens associated with the size of Greater Rome's shareholder base. The recapitalization plan is further designed to decrease the administrative expenses incurred in servicing a large number of shareholders who own relatively small numbers of shares. If approved by the shareholders, the recapitalization of the Company is expected to result in the deregistration of the Company's common stock under the Securities Exchange Act.

Generally, the recapitalization plan of the Company provides that each outstanding share of the Company's common stock will be converted into .0005 of a share and that fractional shares (except in limited circumstances) resulting from the reverse stock split will be converted into the right to receive cash at a cash-for-stock exchange price of $18.00 per share, on a pre-split basis. Because the expected recapitalization of the Company will, if approved, result in a substantial decrease in the number of shareholders of the Company, as well as the number of its outstanding shares, the marketability and liquidity of the Company's common stock may be unfavorably affected.

Definitive proxy materials for a special meeting of the shareholders were also filed with the Securities and Exchange Commission on November 12, 2002 in connection with a special shareholder meeting to be held on December 19, 2002, to allow shareholders to vote on the Company's plan of recapitalization.

Capital

At September 30, 2002, the Bank's capital position was in excess of FDIC guidelines to qualify as "well capitalized". Based on the level of the Bank's risk weighted assets at quarter end, we had $1.6 million more capital than necessary to satisfy the "well-capitalized" criteria. The Bank's capital adequacy is monitored quarterly by the asset/liability committee. At these quarterly meetings, the committee develops strategies for the Bank's asset and liability growth, mix and pricing.

We continue to evaluate opportunities to effectively deploy this excess capital in order to improve shareholder returns. As a routine part of our business, we evaluate opportunities with other financial institutions. Thus, at any time, discussions, negotiations and due diligence activities concerning potential transactions may occur.

From time to time, the Company may also purchase stock from shareholders who have indicated a desire to sell their stock. Such transactions not only provide liquidity for the Company's stock, but generally also improve the returns for all remaining shareholders. Since January 1, 2001, the Company has purchased and retired 21,864 shares of stock from shareholders. The price per share for these unsolicited repurchase transactions ranged from $14.00 per share to $16.00 per share.

The Bank's capital at September 30, 2002 will support assets up to approximately $143.6 million and maintain its well-capitalized status. Assuming that the Bank continues to grow with a risk-weighted asset mix consistent with its historical experience, that asset quality is maintained, and that earnings growth continues at its current rate, our 12-month projected capital would approach the minimum limits to be well-capitalized when our assets are approximately $158.1 million. The recapitalization plan will not affect the Bank's capital. Based on a 12-month projection after recapitalization, the Company would approach the minimum limits to be well-capitalized when our assets are approximately $163.5 million.

Given the uncertainty of the current economy, management expects asset growth to be less than 10% for 2002. The Company obtained a credit line for $2,000,000 in the first quarter of 2001 from one of its correspondent banks. This line could be used to provide additional capital for Bank growth or other liquidity purposes. The line has a revolving period that ends on January 31, 2003, with interest paid quarterly, and is then repaid over a five-year even amortization plus interest, on a quarterly basis. If capital is required at the Bank level to support asset growth, the Company will borrow sufficient funds against the credit facility and contribute them to the Bank to maintain its "well-capitalized" status for at least the next 12 months. At September 30, 2002, the Company had drawn $180,000 from this credit line.

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

For the first nine months of 2002, deposit growth exceeded loan growth by $2.3 million. Securities held-to-maturity remained unchanged at $1.4 million. Securities available-for-sale increased $2.9 million to $25.0 million. At September 30, 2002, the duration of the Bank's securities portfolio was 3.2 years with a weighted average tax equivalent yield of 5.58%. All of the Bank's investment securities are eligible as collateral for borrowings under either repurchase agreements with our correspondent banks or advances from the Federal Home Loan Bank. At September 30, 2002, marketable securities totaling $2.8 million were pledged as collateral for FHLB advances and marketable securities totaling $1.5 million were pledged as collateral for public funds deposited by the Floyd County Tax Commissioner's office. As of September 30, 2002, the Bank had unfunded loan commitments totaling $7.7 million.

At September 30, 2002 the funds available for liquidity purposes consisted of $22.1 million in securities (eligible for sale under repurchase agreements), plus Federal funds sold and other short-term bank deposits of $3.9 million, for a total of $26.0 million. Under the repurchase agreements, margin requirements range from 3% to 10% of the current market value of the underlying security, and the borrowing rate tends to have a spread of approximately 25 to 40 basis points over the Federal funds sold rate. The repurchase agreements allow the Bank to raise funds out of its total securities portfolio without being forced to sell the securities and recognize gains or losses as a result of the sale. In addition to these sources of funds, the Bank has unsecured federal funds purchase lines of credit totaling $8.0 million, all of which were available at quarter-end. Our correspondent banks may revoke these lines at any time.

FHLB membership provides an additional source of liquidity through credit programs, which can provide term funding for up to 10 years and, in qualified programs, up to 20 years. At September 30, 2002, the Bank had a total of $12.0 million in advances outstanding with the FHLB. We have assigned $18.2 million in eligible residential first mortgage and commercial real estate loans and $2.8 million in marketable securities to the FHLB as collateral for this financing.

The FHLB currently has call options on $3.0 million of its advances to the Bank. If the call option is exercised on the advance, it will be converted into a three-month LIBOR-based floating rate advance at the three-month LIBOR rate. The most likely reason that the FHLB would call the advance would be if interest rates rose sufficiently to present better investment alternatives for the FHLB. In the event of a call, we will evaluate funding alternatives in light of the Bank's interest rate risk profile at the time.

RESULTS OF OPERATIONS

The Company had net earnings of $875,658 ($1.26 per share) for the nine months ended September 30, 2002 and $339,173 ($0.49 per share) for the three months ended September 30, 2002. This compares to net earnings of $726,409 ($1.03 per share) for the nine months ended September 30, 2001 and $261,696 ($0.37 per share) for the three months ended September 30, 2001.

Net Interest Income

Net interest income increased $436,342 (15.6%) to $3,240,545 for the nine months ended September 30, 2002 and increased $186,369 (19.4%) to $1,147,681 for the three months ended September 30, 2002 as compared to the same periods in 2001. This increase was primarily due to the increase in average earning assets from $100.3 million in third quarter 2001 to $110.8 million for the third quarter of 2002. The net yield on average earning assets, before the provision for loan losses, was 3.91% for 2002. This compares to 3.74% for 2001. The Bank's cost of funds has decreased 178 basis points, while its yield on earning assets has decreased 161 basis points in the third quarter of 2002 as compared to the same period in 2001. These decreases in asset yields and the cost of funds have resulted from the falling rate environment of 2002. The percentage of average earning assets funded by interest bearing liabilities decreased 1.9% to 87.6%, while loans as a percent of earning assets increased 0.4% to 74.0%. The improvement in the interest-bearing liabilities ratio was a result of the Bank's efforts to increase core deposit growth in order to decrease non-core fund dependence and reduce interest expense.

Summary of Loan Loss Experience

                                                     Nine months     Nine months      Three months     Three months
                                                        ended           ended            ended             ended
    Allowance for possible loan losses                 9/30/02         9/30/01          9/30/02           9/30/01
    ----------------------------------                 -------         -------          -------           -------
Balance at the beginning of the period           $     913,388         856,902         1,030,310          919,480

Charge-offs:
    Commercial                                           6,201          81,200              -              54,372
    Consumer loans                                     120,489          56,827            67,030            8,320
                                                     ---------         -------         ---------          -------
    Total                                              126,690         138,027            67,030           62,692
                                                     ---------         -------         ---------          -------
Recoveries:
    Real estate - mortgage                               1,578           2,046              -               1,898
    Consumer loans                                      28,219          32,258             9,215           26,493
                                                     ---------         -------         ---------          -------
    Total                                               29,797          34,304             9,215           28,391
                                                     ---------         -------         ---------          -------
Net charge-offs (recoveries):                           96,893         103,723            57,815           34,301
Additions charged to operations                        234,000         198,000            78,000           66,000
                                                     ---------         -------         ---------          -------
Balance at end of period                         $   1,050,495         951,179         1,050,495          951,179
                                                     =========         =======         =========          =======
Average loans outstanding                        $  81,985,838      74,635,956        83,866,523       74,456,803
Ratio of net charge-offs to average loans                0.12%           0.14%             0.07%            0.05%

The provision for loan losses was $234,000 in the first nine months of 2002, representing a $36,000 increase from the provision for the same period in 2001. This increase was due to the growth in outstanding loans.

On a quarterly basis, we evaluate the history of the Bank's loan charge-offs and review the credit risk in the Bank's loan portfolio. Based on the results of these reviews, we evaluate the adequacy of the allowance for loan losses. This evaluation considers historical loan losses by risk grade under each major category of loans, i.e., commercial, real estate and consumer. It also considers current portfolio risk, industry concentrations and the uncertainty associated with changing economic conditions.

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

The approximate anticipated amount of charge-offs for 2002 allocated by major category is:

                                          Projected
                Category                 Charge-offs
                --------                 -----------
                Real Estate          $         -
                Commercial                    8,000
                Consumer                    161,000
                                            -------
                Total                $      169,000
                                            =======


Risk Elements

                                                               Sept. 30, 2002        Sept. 30, 2001
                                                               --------------        --------------
Nonaccrual, Past Due and Restructured Loans
-------------------------------------------
Nonaccrual loans                                            $       84,814                108,966
Accruing loans contractually past due 90 days or more       $         -                      -
Troubled debt restructurings                                $       70,729                 71,142

The amount of interest that would have been included in income on the above non-accrual loans if they had been current in accordance with their original terms was $1,764 in 2002 and $9,548 in 2001. The amount of interest that was included in interest income on the above loans was $0 in 2002 and $2,236 in 2001.

The Bank's policy is to place loans on non-accrual status when it appears that the collection of principal and interest in accordance with the terms of the loan is doubtful. Any loan that becomes 90 days past due as to principal or interest is placed on non-accrual, unless corrective action is certain and imminent.

Non-interest Income and Expenses

Non-interest income increased $205,455 (36.6%) to $767,482 for the nine months ended September 30, 2002 and increased 101,197 (52.0%) to $295,757 for the three months ended September 30, 2002 as compared to the same periods in 2001. These increases were mainly due to a significant increase in non-sufficient funds ("NSF") and overdraft income from the introduction of an overdraft privilege program in the fourth quarter of 2001. NSF and overdraft fees increased from $161,939 in 2001 to $309,390 in 2002. Of that increase, $119,849 was directly related to the overdraft privilege program. Non-interest expenses increased $385,641(17.7%) to $2,561,365 for the nine months ended September 30, 2002 and $155,285 (21.3%) to $885,158 for the three months ended September 30, 2002 from the same periods for 2001.

Salaries and benefits for the nine months ended September 30, 2002 increased $232,393 (20.2%) to $1,381,367 and increased $98,595 (26.2%) to $474,736 for the three months ended September 30, 2002 as compared to the same periods in 2001. These increases are due to the growth in the number of full-time-equivalent employees, salary increases and increases in the costs of employee benefits. Occupancy costs increased by $36,434 (10.4%) to $386,787 for the nine months ended September 30, 2002, and increased $13,608 (10.9%) to $138,018 for the three months ended September 30, 2002 over the same periods in 2001.

Other operating expenses increased $116,814 (17.3%) to $793,211 for the nine months ended September 30, 2002, and increased $43,082 (18.8%) to $272,404 for the three months ended September 30, 2002 as compared to the same periods in 2001. The increase is attributable to the higher volume of business associated with advertising and marketing costs, data processing costs, and supplies. We continue to focus on improving operating expense efficiencies, through the use of current banking technologies, outsourcing solutions and human resource training and development.

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

Item 3.  Controls and Procedures

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

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

       10.9 Revolving Line of Credit Agreement dated January 31, 2001 by and between the Company and SunTrust Bank (Incorporated by reference to Exhibit 6 of the Company's Schedule 13E-3, as Amended, filed with the Securities and Exchange Commission on September 24, 2002).

        99.1 Certification of Messrs. Caldwell and Winstead pursuant to 18 U.S.C.ss.1350
---------------------------------
* Indicates a management contract or compensatory arrangement.

        (b)  Reports on Form 8-K

        No reports on Form 8-K were filed during the quarterly period ended September 30, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GREATER ROME BANCSHARES, INC.



Date:  November 12, 2002          By: /s/ Thomas D. Caldwell, III
                                      ---------------------------
                                      Thomas D. Caldwell, III
                                      President, Chief Executive Officer


                                  By: /s/ E. Grey Winstead, III
                                      ---------------------------
                                      E. Grey Winstead, III
                                      Principal Financial and Accounting Officer

                                  Certification

I, Thomas D. Caldwell, III, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Greater Rome Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 12, 2002



       /s/ Thomas D. Caldwell, III
       ---------------------------
       Chief Executive Officer

                                  Certification


I, E. Grey Winstead, III, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Greater Rome Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 12, 2002



       /s/ E. Grey Winstead, III
       -------------------------
       Chief Financial Officer

                          GREATER ROME BANCSHARES, INC.
          Form 10-QSB for the quarterly period ended September 30, 2002

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

  10.9  Revolving Line of Credit Agreement dated January 31, 2001 by and between the
        Company and SunTrust Bank (Incorporated by reference to Exhibit 6 of the
        Company's Schedule 13E-3, as amended, filed with the Securities and Exchange
        Commission on September 24, 2002).                                                                  N/A

  99.1  Certification of Messrs. Caldwell and Winstead pursuant to 18 U.S.C.ss.1350                         25

---------------------------------
* Indicates a management contract or compensatory arrangement.

Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Greater Rome Bancshares, Inc. (the "Company"), on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Thomas D. Caldwell, III, President and Chief Executive Officer of the Company, and E. Grey Winstead, III, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

    (1) To the best of the undersigned's knowledge, the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) To the best of the undersigned's knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and result of operation of the Company.


This 12th day of November, 2002.

/s/ Thomas D. Caldwell, III
---------------------------
Thomas D. Caldwell, III
President and Chief Executive Officer



/s/ E. Grey Winstead, III
---------------------------
E. Grey Winstead, III
Chief Financial Officer